Form 10-K
period 2020-12-31
CODORUS VALLEY BANCORP INC
filed 2021-03-09
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-K

_____________________________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________.

Commission file Number 0-15536

_____________________________________________

CODORUS VALLEY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2428543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405

(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code: (717) 747-1519

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $129,737,251 as of June 30, 2020.

As of February 24, 2021, Codorus Valley Bancorp, Inc. had 9,839,991 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2021.

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation. On December 31, 2020, Codorus Valley had total consolidated assets of $2.16 billion, total deposits and other liabilities of $1.96 billion, and total shareholders’ equity of $197,960,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of consumer, business, wealth management, and mortgage services at financial centers located in communities throughout South Central Pennsylvania and Central Maryland. In addition to the twenty-six full service financial centers there are seven financial centers located primarily within retirement communities that provide a full suite of services on a limited basis. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2020, PeoplesBank had total gross loans of $1.54 billion, excluding loans held for sale, and total deposits of $1.86 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 15.2 percent of the market as of June 30, 2020, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2020, the largest indebtedness of a single PeoplesBank client was approximately $23,047,000 or 1.4 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $32,971,000.

Most of the Corporation's business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County, Baltimore County and Baltimore City. Although this market area may pose a concentration risk geographically, we believe that the diverse local economies and our detailed knowledge of the client base lessens this risk. At December 31, 2020, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 15.4 percent of the portfolio and commercial real estate investor represented 15.3 percent of the portfolio. At December 31, 2019, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 16.5 percent of the portfolio; commercial real estate investor represented 13.8 percent of the portfolio; and builder and developer represented 10.6 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had four wholly-owned nonbank subsidiaries as of December 31, 2020, that were consolidated for financial reporting purposes.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2020, none of the three of these foreclosed asset subsidiaries was active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2020.

Human Capital Resources

At year-end 2020, PeoplesBank employed 320 full-time employees and 26 part-time employees, which equated to approximately 343 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory. The Corporation monitors employee turnover as a critical measure of success and reported 18.9 percent and 20.9 percent employee turnover as of December 31, 2020 and December 31, 2019, respectively.

Approximately 50 percent of the Company’s associates continue to work off-premise since mid-March 2020 at the start of the COVID-19 pandemic. A phased approach and a comprehensive plan to safely return associates working remotely has been developed, and will be implemented as the number of COVID-19 cases decline. A detailed protocol for the safety of associates and clients has been followed, including notifying clients, based on CDC guidelines, who may have come into close contact with an associate who has tested positive.

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

Among other things, the Dodd-Frank Act:

•Provides extensive authority to the federal bank regulatory agencies and, in particular, the Federal Reserve, to take proactive steps to reduce or eliminate threats to the safety of the financial system, impose strict controls on large bank holding companies ($50 billion or more) and nonbank financial companies to limit their risk, and take direct control of troubled financial companies considered systemically significant;

•Increases bank supervision by restructuring the supervision of holding companies and depository institutions; establishes the equivalent of a prompt corrective action program for large bank holding companies; requires that capital requirements for holding companies be at least as strict as capital requirements for depository institutions; disallows new issuances of trust preferred securities from qualifying for Tier 1 capital treatment; directs federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models;

•Established the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve System that has assumed responsibility for supervision and enforcement of most consumer protection laws, and has authority to supervise, examine and take enforcement action with respect to depository institutions with more than $10 billion in assets and nonbank mortgage industry participants and other designated nonbank providers of consumer financial services;

•Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates. Expands the coverage of Section 23A of the Federal Reserve Act to include the credit exposure related to additional transactions, including derivatives; and

•Significantly increases the regulation of residential mortgage lending and servicing by banks and nonbanks by requiring, among other things, mortgage originators to ensure that the consumer will have the capacity to repay the loan; and requires mortgage loan securitizers to retain a certain amount of risk, unless the mortgages conform to the new regulatory standards as qualified residential mortgages.

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

On March 12, 2020, the SEC issued the final ruling on the proposal Amendments to the Accelerated Filer and Large Accelerated Filer Definitions. As a result of the amendments, certain low revenue filers will remain obligated to provide a report by management assessing the effectiveness of the Corporation’s internal control over financial reporting (“ICFR”), but will not require an attestation report from the Corporation’s independent auditor assessing the effectiveness of the Corporation’s ICFR. The Corporation meets the amended definition and will not be required to provide an attestation report from its independent auditor assessing the effectiveness of its ICFR. PeoplesBank remains subject to independent auditor attestation under FDIC regulation 363.3(b).

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

Coronavirus Aid, Relief and Economic Security Act (CARES Act) On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2020, the Corporation has remaining loan modifications totaling approximately $26 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2020 of approximately $143 million.

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

Substantially all of our business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County, Baltimore County and Baltimore City. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in these markets could:

•increase loan delinquencies;

•increase problem assets and foreclosures;

•increase claims and lawsuits;

•decrease the demand for our products and services; and

•decrease the value of collateral for loans, especially real estate, in turn reducing clients’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

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

Regulators, industry groups and certain communities (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implantation may be on the markets for floating rate financial instruments. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amount received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

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

The impacts of COVID-19 pandemic

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. Section 541 of the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020, extending the provisions in Section 4013 of the CARES Act to January 1, 2022.

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

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•actual or anticipated variations in quarterly results of operations or quality of our assets;

•recommendations by securities analysts;

•operating and stock price performance of other companies that investors deem comparable to us;

•any failure to pay dividends on our common stock or a reduction in cash dividends;

•continued levels of loan quality and volume origination;

•the adequacy of loan loss reserves;

•the willingness of clients to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•interest rate, market and monetary fluctuations;

•declines in the fair value of our available-for-sale securities that are deemed to be other-than-temporarily impaired;

•the timely development of competitive new products and services by us and the acceptance of such products and services by clients;

•changes in consumer spending and saving habits relative to the financial services we provide;

•relationships with major clients;

•our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•perceptions in the marketplace regarding us and/or our competitors;

•rapidly changing technology, or new technology used, or services offered, by competitors;

•deposit flows;

•changes in accounting principles, policies and guidelines;

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•changes in and compliance with laws and government regulations of federal, state and local agencies;

•effects of climate change;

•geopolitical conditions such as acts or threats of terrorism or military conflicts;

•natural disasters or severe weather conditions;

•health emergencies, the spread of infectious diseases or pandemics;

•cyber breaches or breaches of physical premises, including data centers;

•failure to retain or attract key personnel;

•operating results that vary from the expectations of management, analysts and investors;

•future sales of our equity or equity-related securities;

•the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

•the relatively low trading volume of our common stock.

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

We are currently authorized to issue up to 30,000,000 shares of common stock of which 9,820,882 shares were outstanding as of December 31, 2020, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2020. Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

If we defer payments of interest on our outstanding subordinated notes or junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2020, we had $31,000,000 outstanding aggregate principal amount of subordinated debt evidenced by subordinated notes and note purchase agreements and $10,310,000 outstanding aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. The note purchase agreements and each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the note purchase agreement or indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the note purchase agreement or indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

Events of default under each note purchase agreement and indenture generally consists of our failure to pay interest on the subordinated notes or junior subordinated debt securities outstanding under the indenture under certain circumstances, our failure to pay any principal of or premium on such subordinated notes or junior subordinated debt securities when due, our failure to comply with certain covenants under the note purchase agreements or indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or the Bank.

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our common stock, from redeeming, repurchasing or otherwise acquiring any of our common stock, and from making any payments to holders of our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated notes or junior subordinated debt securities in the future with terms similar to those of our existing subordinated notes or junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

Our articles of incorporation and bylaws contain certain provisions that may have the effect of deterring or discouraging an attempt to take control of the Company. Among other things, these provisions:

•empower our board of directors, without shareholder approval, to issue shares of our common or preferred stock the terms of which, including voting power, are set by our board;

•divide our board of directors into three classes serving staggered three year terms;

•authorize our board of directors to oppose a tender or other offer for the Company’s securities if the board determines that such an offer should be rejected;

•require the affirmative vote of holders of at least 75 percent of the outstanding shares of our common stock to approve merger, consolidation, liquidation or dissolution of the Company, or any sale or other disposition of all or substantially all of the assets of the Company, excepting transactions described above that are approved by at least 80 percent of the members of the Board of Directors, where such transactions shall only require shareholder approval by a majority of the votes cast at the shareholders meeting;

•eliminate cumulative voting in the election of directors; and

•require advance notice of nominations for the election of directors and the presentation of shareholder proposals at meetings of shareholders.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2020, the balance was zero. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Centers.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	10	11	21
Limited Service Facilities	0	7	7
Administrative Services Centers	1	1	2
Other Properties(1)	2	0	2

Maryland
Financial Centers	4	1	5
Other Property(2)	0	1	1

(1) The other properties located in Pennsylvania consists of a maintenance facility for storage of maintenance equipment and a 3-building complex purchased in 2019 for future back office operations expansion.

(2) The other property located in Maryland consists of a Loan Production Office.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 1,893 holders of record as of February 24, 2021. The closing price per share of Codorus Valley’s common stock on February 24, 2021, was $17.22. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2020			2019
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$23.05	$14.15	$0.160	$23.07	$18.71	$0.152
Second	15.70	10.62	$0.160	22.35	19.30	$0.152
Third	14.13	11.62	$0.100	23.46	19.30	$0.152
Fourth	17.73	12.71	$0.100	23.60	20.69	$0.152

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

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	182,767	$16.17	446,346 (1)
Equity compensation plans not approved by security holders	0	0	21,117 (2)
Total	182,767	$16.17	467,463

(1) Includes 142,611 shares available for issuance under the 2007 Employee Stock Purchase Plan.

(2) Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation,

to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation has a Share Repurchase Program (the “Program”), authorized in 2018, which permits the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. The Corporation’s Board of Directors, under the Program, approved the repurchase of shares of its common stock in an aggregate amount of up to $5 million. During the twelve months of 2019 the Corporation repurchased 222,594 shares at an average price of $22.43 for a total of $5,000,000 as detailed below.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. Details for the repurchases under the Program for the year ended December 31, 2020 are detailed below.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
March 1 - 31, 2020	5,335	$16.37	5,335	$4,912,660
April 1 - 30, 2020	0	$0	0	$4,912,660
May 1 - 31, 2020	0	$0	0	$4,912,660
June 1 - 30, 2020	0	$0	0	$4,912,660
July 1 - 31, 2020	0	$0	0	$4,912,660
August 1 - 31, 2020	0	$0	0	$4,912,660
September 1 - 30, 2020	0	$0	0	$4,912,660
October 1 - 31, 2020	0	$0	0	$4,912,660
November 1 - 30, 2020	0	$0	0	$4,912,660
December 1-31, 2020	0	$0	0	$4,912,660

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 - 30, 2019	0	$0	0	$5,000,000
May 1 - 31, 2019	0	$0	0	$5,000,000
June 1 - 30, 2019	35,600	$21.41	35,600	$4,237,804
July 1 - 31, 2019	30,100	$22.93	30,100	$3,547,610
August 1 - 31, 2019	40,500	$22.23	40,500	$2,647,348
September 1 - 30, 2019	50,600	$23.29	50,600	$1,468,921
October 1 - 31, 2019	65,794	$22.23	65,794	$0

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.'s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2015, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
240
190
140
90
Index Value
Codorus Valley Bancorp, Inc.
S&P 500
ABA Community Bank Index(1)
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19		12/31/20
Codorus Valley Bancorp, Inc.	$100.00	$151.31	$155.86	$129.03	$	$ 151.07	$115.20
S&P 500	100.00	111.96	136.40	130.42		171.49	203.04
ABA Community Bank Index(1)	100.00	100.00	99.91	93.02		95.17	93.32

(1) The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2020	2019	2018	2017	2016
Summary of operations (in thousands)
Interest income	$75,713	$85,317	$80,321	$70,415	$62,230
Interest expense	15,253	21,378	16,401	10,868	8,649
Net interest income	60,460	63,939	63,920	59,547	53,581
Provision for loan losses	14,675	2,450	2,700	4,175	3,000
Noninterest income	15,892	13,912	13,314	11,522	10,030
Noninterest expense	51,204	51,729	49,810	44,986	41,623
Income before income taxes	10,473	23,672	24,724	21,908	18,988
Provision for income taxes	2,031	5,025	5,182	9,904	5,886
Net income	8,442	18,647	19,542	12,004	13,102
Preferred stock dividends	0	0	0	0	16
Net income available to common shareholders	$8,442	$18,647	$19,542	$12,004	$13,086

Per common share
(adjusted for stock dividends)
Net income, basic	$0.86	$1.89	$1.98	$1.22	$1.35
Net income, diluted	$0.86	$1.88	$1.96	$1.21	$1.34
Cash dividends paid	$0.520	$0.608	$0.564	$0.468	$0.427
Stock dividends distributed	0%	5%	5%	5%	5%
Book value	$20.16	$19.59	$18.01	$16.72	$15.88
Tangible book value (1)	$19.92	$19.36	$17.78	$16.49	$15.65
Cash dividend payout ratio	60.2%	32.4%	28.3%	38.0%	32.0%
Weighted average shares outstanding	9,781,712	9,863,332	9,857,559	9,779,816	9,694,739
Weighted average diluted shares outstanding	9,809,011	9,929,659	9,953,229	9,894,628	9,777,719

Profitability ratios
Return on average shareholders' equity (ROE)	4.35%	9.98%	11.42%	7.40%	8.47%
Return on average assets (ROA)	0.41%	1.01%	1.11%	0.72%	0.88%
Net interest margin (tax equivalent basis)	3.13%	3.66%	3.84%	3.84%	3.89%
Efficiency ratio	66.68%	65.93%	63.95%	62.07%	64.09%
Net overhead ratio	1.73%	2.05%	2.08%	2.03%	2.15%

Capital ratios (consolidated)
Common equity tier 1 ratio	13.10%	12.45%	12.15%	11.58%	11.88%
Tier 1 risk-based capital	13.79%	13.11%	12.83%	12.29%	12.66%
Total risk-based capital	17.13%	14.36%	14.08%	13.48%	13.81%
Average shareholders' equity to average assets	9.52%	10.12%	9.75%	9.79%	10.44%

Summary of financial condition at year-end (in thousands)
Investment securities (including restricted bank stock)	$187,595	$164,226	$155,515	$164,902	$201,665
Loans (including loans held for sale)	1,560,570	1,516,938	1,489,807	1,401,479	1,272,319
Assets	2,162,199	1,886,545	1,807,480	1,709,205	1,611,587
Deposits	1,863,539	1,590,564	1,495,280	1,384,507	1,264,177
Borrowings	85,748	89,557	122,332	150,805	181,947
Equity	197,960	191,168	178,746	164,219	154,957

Other data
Full service financial centers	26	25	26	26	26
Number of employees (full-time equivalents)	343	350	348	326	306
Wealth Management assets, market value (in thousands)	$1,017,126	$899,876	$725,087	$711,161	$562,865

(1) The following tables provides the reconciliation of tangible book value, which is a non-GAAP Financial Measure, for the dates indicated:

(dollars in thousands)	2020	2019	2018	2017	2016
Total Shareholders' Equity	$197,960	$191,168	$178,746	$164,219	$154,957
Less: Preferred Stock	0	0	0	0	0
Less: Goodwill and Other Intangible Assets	(2,308)	(2,312)	(2,316)	(2,321)	(2,327)
Tangible Shareholders' Equity	$195,652	$188,856	$176,430	$161,898	$152,630

Common Shares Outstanding	9,821	9,756	9,924	9,819	9,755
Book Value	$20.16	$19.59	$18.01	$16.72	$15.88

Book Value	$20.16	$19.59	$18.01	$16.72	$15.88
Effect of Intangible Assets	(0.24)	(0.23)	(0.23)	(0.23)	(0.23)
Tangible Book Value	$19.92	$19.36	$17.78	$16.49	$15.65

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

•Unavailability of capital when needed or availability at less than favorable terms;

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

•Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations; and

•The risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•Impact of COVID-19 pandemic.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical Accounting Estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 in the notes to the consolidated financial statements included in this Form 10-K. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. Management makes significant estimates in determining the allowance for loan losses and the fair value of its available-for-sale securities portfolio.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 32 and 45 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $8,442,000 for the full year 2020, compared to $18,647,000 of earnings in 2019, a decrease of $10,205,000 or 55 percent. The lower net income was primarily the result of higher provision for loan loss in 2020 compared to 2019. Lower interest income was partially offset by a decrease in interest expense.

•Net interest income for 2020 decreased $3,479,000 or 5 percent when compared to 2019, primarily due to a decrease in the rate on commercial loans, offset by an increase in the volume of commercial loans and a decrease in the rate on interest-bearing deposits.

•Net interest margin (tax-equivalent basis) for 2020 was 3.13 percent, compared to 3.66 percent for 2019. The Corporation continues to have success in growing lower cost core deposits in a highly competitive environment. The average yield on earning assets decreased to 3.92 percent in 2020 as compared to 4.88 percent in 2019 and the cost of interest-bearing liabilities decreased to 1.03 percent in 2020, as compared to 1.54 percent in 2019.

•The loan loss provision for 2020 was $14,675,000, an increase of $12,225,000 compared to 2019. The increased provision expense in 2020 was primarily due to partial charge offs on commercial lending relationships. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted, which increased the provision expense. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.38 percent at December 31, 2020, and 1.40 percent at December 31, 2019.

•Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2020, totaled $15,827,000 representing an increase of $1,906,000 or 14 percent compared to noninterest income of $13,921,000 for 2019. Specific noninterest income increases included trust and investment services fees, income from mutual fund, annuity and insurance sales, and gains on sale of loans held for sale. Gains on sales of investment securities totaled $65,000 for 2020 compared to losses on sales of investment securities of $9,000 in 2019.

•Noninterest expense for the year ended 2020, totaled $51,204,000 representing a decrease of $525,000 or 1 percent compared to $51,729,000 for 2019. Decreases in foreclosed real estate costs, marketing and occupancy were partially offset by increases in professional and legal expense, FDIC insurance, and external data processing costs.

•The provision for income taxes for 2020 totaled $2,031,000 which was $2,994,000 or 60 percent below the provision for income taxes for 2019 of $5,025,000. The decrease was due to lower income before taxes for 2020 compared to 2019.

•Earnings per share were $0.86 basic and diluted for 2020 compared to $1.89 basic and $1.88 diluted for 2019. The decrease in earnings per share for the year was primarily the result of the aforementioned lower net income in 2020.

On December 31, 2020, total assets were approximately $2.16 billion, representing a 15 percent increase compared to December 31, 2019. The growth for 2020 occurred primarily in the commercial loan portfolio and cash and cash equivalents which was funded primarily by an increase in deposits and offset by a reduction in long-term debt.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $16.96 per share on December 31, 2020, compared to $23.03 per share on December 31, 2019, as adjusted. Cash dividends paid on common shares for the year 2020 totaled $0.520 per share, representing a decrease of $0.088 or 15 percent below the cash dividends of $0.608, as adjusted, paid for the year 2019.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

The full year 2020 net income available to shareholders of $8,442,000 represents a decrease of $10,205,000 compared to the full year 2019 earnings of $18,647,000. Earnings per share were $0.86 basic and diluted for 2020 compared to $1.89 basic and $1.88 diluted for 2019. The lower net income was primarily the result of higher provision for loan loss in 2020 compared to 2019. Lower interest income was partially offset by a decrease in interest expense.

Net interest income, which totaled $60,460,000 for the year ended December 31, 2020, represented a decrease of $3,479,000 or 5 percent below net interest income of $63,939,000 for 2019. The change in net interest income was primarily due to a decrease in the rate on commercial loans, offset by an increase in the volume of commercial loans and a decrease in the rate on interest-bearing deposits.

The loan loss provision for 2020 was $14,675,000, an increase of $12,225,000 compared to a provision of $2,450,000 for 2019. The increased provision expense in 2020 was primarily due to partial charge offs on commercial lending relationships. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance for loan losses as a percentage of total period-end loans was 1.38 percent and 1.40 percent as of December 31, 2020 and 2019, respectively.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2020, totaled $15,827,000 representing an increase of $1,906,000 or 14 percent compared to noninterest income of $13,921,000 for 2019. Specific noninterest income increases included trust and investment services fees, income from mutual fund, annuity and insurance sales, and gains on sale of loans held for sale. Gains on sales of investment securities totaled $65,000 for 2020 compared to losses on sales of investment securities of $9,000 in 2019.

Noninterest expense for the year ended December 31, 2020, totaled $51,204,000 representing a decrease of $525,000 or 1 percent compared to $51,729,000 for 2019. Decreases in foreclosed real estate costs, marketing and occupancy were partially offset by increases in professional and legal expense, FDIC insurance, and external data processing costs.

The provision for income taxes for 2020 totaled $2,031,000 which was $2,994,000 or 60 percent below the provision for income taxes for 2019 of $5,025,000. The decrease was due to lower income before taxes for 2020 compared to 2019.

On December 31, 2020, total assets were $2.16 billion, representing a 15 percent increase compared to total assets of $1.89 billion as of December 31, 2019. The growth for 2020 occurred primarily in the commercial loan portfolio and cash and cash equivalents which was funded primarily by an increase in deposits and offset by a reduction in long-term debt.

The growth in core deposits included a $102,499,000 increase in the average balance of noninterest bearing deposits for 2020 compared to 2019. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2020 totaled $0.520 per share, representing a decrease of $0.088 or 15 percent below the cash dividends of $0.608, as adjusted, paid for the year 2019.

The Corporation distributed a 5 percent common stock dividend on December 10, 2019. There was no common stock dividend distributed in 2020.

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

Net interest income for the year ended December 31, 2020, was $60,460,000, a decrease of $3,479,000 or 5 percent below the full year 2019 net interest income. Although average earning assets increased by 11 percent, the average rate decreased by 96 basis points or 20 percent, driven by Payroll Protection Program (“PPP”) loans and an increase in interest bearing deposits with banks. The decrease in the rate of earning assets was partially offset by a reduction in the rate of interest bearing liabilities. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.13 percent for 2020, compared to 3.66 percent for 2019.

Interest income for the full year 2020 totaled $75,713,000, a decrease of $9,604,000 or 11 percent below 2019. The decrease in total interest income was driven by lower rates on interest earning assets, partially offset by a higher average volume of interest bearing assets. The decrease in rate and the increase in average balances were driven by PPP loans and an increase in interest bearing deposits with banks. Interest earning assets averaged $1.94 billion and yielded 3.92 percent (tax equivalent basis) for 2020, compared to $1.75 billion and a tax-equivalent yield of 4.88 percent, respectively, for 2019.

Interest expense for the full year 2020 totaled $15,253,000, a decrease of $6,125,000 or 29 percent below 2019. The decrease in total interest expense was primarily driven by a decrease in rate in core deposits (the Corporation defines core deposits as demand, savings, and money market deposits), time deposits and long-term borrowings. Interest expense on deposits decreased $5,168,000 or 28 percent for 2020 compared to 2019 and was primarily attributed to the decreases in rates paid on interest bearing core deposits and time deposits. The average volume of interest bearing core deposits was $851,495,000 for the full year 2020, an $88,772,000 or 12 percent increase above the average volume for 2019. Interest expense on long-term debt and subordinated debentures decreased $953,000 or 36 percent for 2020. The average rate paid on long-term borrowings in 2020 of 2.54 percent, reflected a 6 basis point increase from the average rate paid of 2.48 percent in 2019. Long-term debt is primarily comprised of advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 21 percent federal income tax rate in 2020 and 2019.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$202,267	$564	0.28%	$92,436	$1,960	2.12%
Investment securities:
Taxable	147,562	2,908	1.97	130,687	3,348	2.56
Tax-exempt	20,852	593	2.84	29,387	846	2.88
Total investment securities	168,414	3,501	2.08	160,074	4,194	2.62

Loans:
Taxable (1)	1,557,861	71,457	4.59	1,488,922	78,984	5.30
Tax-exempt	9,563	388	4.06	10,704	428	4.00
Total loans	1,567,424	71,845	4.58	1,499,626	79,412	5.30
Total earning assets	1,938,105	75,910	3.92	1,752,136	85,566	4.88
Other assets (2)	101,020			93,462
Total assets	$2,039,125			$1,845,598
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$752,148	$2,935	0.39%	$677,083	$8,037	1.19%
Savings	99,347	65	0.07	85,640	85	0.10
Time	548,941	10,541	1.92	511,940	10,587	2.07
Total interest bearing deposits	1,400,436	13,541	0.97	1,274,663	18,709	1.47

Short-term borrowings	8,428	38	0.45	7,892	42	0.53
Long-term debt	62,346	1,582	2.54	106,133	2,627	2.48
Subordinated debentures	2,550	92	3.61	0	0	0.00
Total interest bearing liabilities	1,473,760	15,253	1.03	1,388,688	21,378	1.54
Noninterest bearing deposits	360,494			257,995
Other liabilities	10,659			12,107
Shareholders' equity	194,212			186,808

Total liabilities and shareholders' equity	$2,039,125			$1,845,598
Net interest income (tax equivalent basis)		$60,657			$64,188
Net interest margin (3)			3.13%			3.66%
Tax equivalent adjustment		(197)			(249)
Net interest income		$60,460			$63,939

(1) Average balance includes average nonaccrual loans of $22,475,000 in 2020 and $23,626,000 in 2019. Interest includes net loan fees of $6,128,000 in 2020 and $3,175,000 in 2019.

(2) Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3) Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2020 vs. 2019
	Increase (decrease) due
	to change in
(dollars in thousands)	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$2,329	$(3,725)	$(1,396)
Investment securities:
Taxable	314	(754)	(440)
Tax-exempt	(246)	(7)	(253)
Loans:
Taxable	6,475	(14,002)	(7,527)
Tax-exempt	(46)	6	(40)
Total interest income	8,826	(18,482)	(9,656)
Interest Expense
Deposits:
Interest bearing demand	735	(5,837)	(5,102)
Savings	14	(34)	(20)
Time	765	(811)	(46)
Short-term borrowings	3	(7)	(4)
Long-term debt	(1,004)	(41)	(1,045)
Subordinated debentures	0	92	92
Total interest expense	513	(6,638)	(6,125)
Net interest income	$8,313	$(11,844)	$(3,531)

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectable loans. The provision reflects management's judgment of an appropriate level for the allowance for loan losses. The Risk Management section of this report, including Table 10 – Nonperforming Assets, Table 11 – Analysis of Allowance for Loan Losses, and Table 12 – Allocation of Allowance for Loan Losses, provides detailed information about the allowance for loan losses, the loan loss provision, and credit risk.

For the year 2020, the provision for loan losses was $14,675,000, which was $12,225,000 or 499 percent higher, compared to a provision of $2,450,000 in 2019. The increased provision expense in 2020 was primarily due to partial charge offs on commercial lending relationships. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Noninterest Income

The following table presents the components of total noninterest income for each of the past two years.

Table 3 - Noninterest income

(dollars in thousands)	2020	2019
Trust and investment services fees	$3,934	$3,598
Income from mutual fund, annuity and insurance sales	1,070	1,055
Service charges on deposit accounts	4,494	4,845
Income from bank owned life insurance	1,131	1,252
Other income	1,686	1,965
Gain on sale of loans held for sale	3,512	1,206
Gain (loss) on sales of securities	65	(9)
Total noninterest income	$15,892	$13,912

For the year 2020, the overall $1,980,000 or 14 percent increase in total noninterest income, compared to the year 2019, was primarily the result of an increase in gains on sale of loans held for sale offset by decreases in services charges on deposit accounts and other income. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fee income over the two year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales— Income from mutual fund, annuity and insurance sales increased due to higher volume of assets under management over the last two year period. The non-deposit investment products are sold by PeoplesBank’s subsidiaries Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors.

Service charges on deposit accounts—For the year 2020, the $351,000 or 7 percent decrease in service charge income compared to the year 2019 was due to a lower assessment of overdraft fees in the second quarter 2020. The lower assessment is partially due to the waiver of fees associated with the COVID-19 pandemic followed by an overall reduction in overdraft fees once fee assessment resumed. In addition foreign ATM fees were waived during the second quarter 2020.

Income from bank owned life insurance (BOLI)—For the year 2020, the $121,000 or 10 percent decrease in income from BOLI compared to 2019 was primarily due to a lower return on investments.

Other income—For the year 2020, the $279,000 or 14 percent decrease in other income compared to the year 2019 was primarily the result of lower swap referral fees.

Net gain on sales of loans held for sale—For the year 2020, the $2,306,000 or 191 percent increase in net gain on sales of loans held for sale compared to the year 2019 was due to the sale of a larger volume of mortgage loans to the secondary market.

Net gain (loss) on sales of securities—For the year 2020, the Corporation realized $65,000 in gains on sales of securities compared to $9,000 in losses in 2019. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past two years.

Table 4 - Noninterest expense

(dollars in thousands)	2020	2019
Personnel	$30,051	$30,224
Occupancy of premises, net	3,458	3,637
Furniture and equipment	3,362	3,174
Postage, stationery and supplies	717	720
Professional and legal	1,133	946
Marketing	1,347	1,785
FDIC insurance	892	473
Debit card processing	1,317	1,258
Charitable donations	1,650	1,657
Telecommunications	533	501
External data processing	2,814	2,473
(Gain)/loss on foreclosed real estate, including provision for	(170)	776
(recovery of) losses
Other	4,100	4,105
Total noninterest expense	$51,204	$51,729

Total noninterest expense for the year 2020 decreased $525,000 or 1 percent below the year 2019. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The $173,000 or 1 percent decrease in personnel is primarily the result of lower actual medical claims expense in 2020 compares to 2019, partially offset by higher commissions due to an increase in residential mortgage loan production.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth.

Furniture and equipment—The upward trend in furniture and equipment expense was primarily due to increased spending on maintenance of computer hardware equipment.

Professional and legal—The $187,000 or 20 percent increase in professional and legal expense was attributable to increases in CPA and legal expenses offset by a reduction in consulting expense.

Marketing— The $438,000 or 25 percent decrease in marketing expense is primarily attributed to marketing campaigns delayed in 2020 due to the COVID-19 pandemic.

FDIC insurance—The $419,000 or 89 percent increase in FDIC insurance is due to asset growth which resulted in higher assessment as well as assessment credits issued by the FDIC in 2019.

Debit card processing—For the year 2020, the $59,000 or 5 percent increase in debit card processing expense was primarily due to a continual increase in debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards and the shift in client behavior toward electronic access of funds as a result of the pandemic.

External data processing—The upward trend in external data processing from 2019 to 2020 reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency. Additional expenditures related to expansion in the electronic banking services offered to our client base, and charges for higher transaction volume from normal business growth.

(Gain)/loss on foreclosed real estate including provision for (recovery of) losses—The $946,000 or 122 percent decrease in foreclosed real estate including provision for losses is attributed to the recovery of provision for loss associated with the sale of foreclosed real estate in 2020, further impacted by a write down on foreclosed real estate during the fourth quarter 2019.

Provision for Income Taxes

The provision for income taxes for 2020 totaled $2,031,000, which was $2,994,000 or 60 percent below the provision for income taxes for 2019 of $5,025,000. The decrease was due to lower net income before taxes in 2020 compared to 2019. For 2020 and 2019, the Corporation’s incremental statutory federal income tax rate was 21 percent; however, the Corporation’s effective income tax rate was approximately 19.4 percent for 2020, compared to 21.3 percent for 2019. The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $313,469,000 on December 31, 2020, compared to $110,742,000 on December 31, 2019. The balance increased as a result of the strong growth in deposits offset by loan growth, principally commercial loans and a reduction in long-term debt.

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

The following table shows the amortized cost and fair value, by type of debt security, for two year-end periods:

Table 5-Investment Securities

	December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$0	$0	$9,834	$9,953
U.S. agency	40,000	40,000	15,000	14,923
U.S. agency mortgage-backed, residential	106,792	110,896	106,799	108,155
State and municipal	24,014	24,300	26,385	26,644
Corporates	9,681	9,806	0	0
Total debt securities	$180,487	$185,002	$158,018	$159,675

At December 31, 2020, the fair value of securities, available-for-sale, totaled $185,002,000, an increase compared to the fair value of the investment securities portfolio balance of $159,675,000 at December 31, 2019.

Securities available-for-sale are generally comprised of high quality debt instruments. On January 1, 2013, Section 939(a) of the Dodd-Frank Act became effective changing the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment credit assessment, under the revised definition, requires an active review by the Corporation (i.e., pre-purchase and post-purchase credit risk analysis) of the underlying obligor to determine that the obligor has an adequate capacity to meet its financial commitments, and more specifically, that the risk of default is low, and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement. However, the Corporation’s municipal and corporate securities are subject to the new requirement.

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2020, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 1.92 percent on December 31, 2020:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2020
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. agency	40,000	0	0	0	40,000	0.05%
U.S. agency mortgage-backed, residential (2) (2)	6,077	81,504	7,631	11,580	106,792	2.34%
State and municipal	2,255	5,335	7,681	8,743	24,014	2.46%
Corporates	0	2,797	6,884	0	9,681	3.69%
Total debt securities	$48,332	$89,636	$22,196	$20,323	$180,487	1.92%

Yield (1)	0.48%	2.36%	2.99%	2.22%	1.92%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.

(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2020, reflected in the table above, is lower than the 2.64 percent securities portfolio yield as of December 31, 2019. Generally, lower yielding securities, as compared to the yields in maturing and called securities, were purchased in 2020. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of decreasing market investment interest rates. At year-end 2020 and 2019, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10 percent of shareholders’ equity. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2020, the Corporation held approximately $2,593,000 in restricted common stock, compared to $4,551,000 at year-end 2019. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI). Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2020, approximately $2,518,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2020, loans held for sale were approximately $15,981,000, which consists of $7,389,000 residential mortgage loans and $8,592,000 of Small Business Administration (SBA) loans compared to $11,803,000 at year-end 2019 which consists of $5,065,000 residential mortgage loans and $6,738,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans.

Loans

On December 31, 2020, total loans, net of deferred fees, was approximately $1.54 billion, compared to $1.51 billion at year end 2019, an increase of $39,454,000 or 3 percent above total loans as of year-end 2019. The increase consisted of increased commercial loans of $43,276,000 or 3.4 percent offset by a decrease in consumer loans of $3,822,000 or 2 percent. The increase was attributed to the origination of PPP loans which had an outstanding balance of $143,000,000 at year end 2020.

The average yield (tax-equivalent basis) earned on total loans was 4.58 percent for the full year 2020, as compared to 5.30 percent for the year 2019. Market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities. The reduction in yields was further impacted by origination of PPP loans at 1.00%. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2020 and 2019 is provided in Note 4–Loans in the notes to the consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2020, the Corporation has remaining loan modifications totaling approximately $26 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2020 of $143,000,000.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2020	%	2019	%	2018	%	2017	%	2016	%
Commercial, financial and agricultural	$1,180,274	76.4	$1,125,295	74.7	$1,124,833	75.7	$1,013,428	72.4	$924,729	72.8
Real estate-construction and land development	147,609	9.6	159,312	10.6	154,977	10.4	184,402	13.2	148,635	11.7
Total commercial related loans	1,327,883	86.0	1,284,607	85.3	1,279,810	86.1	1,197,830	85.6	1,073,364	84.5

Real estate - residential mortgages	95,751	6.2	94,868	6.3	83,977	5.7	79,325	5.6	73,496	5.8
Consumer and home equity	120,955	7.8	125,660	8.4	121,893	8.2	122,609	8.8	123,911	9.7
Total consumer related loans	216,706	14.0	220,528	14.7	205,870	13.9	201,934	14.4	197,407	15.5

Total loans	$1,544,589	100.0	$1,505,135	100.0	$1,485,680	100.0	$1,399,764	100.0	$1,270,771	100.0

The table below shows at December 31, 2020, the commercial loan portfolio was comprised of approximately $854,887,000 or 64 percent in fixed rate loans, and $472,996,000 or 36 percent in floating rate loans. This compares to $807,721,000 or 63 percent in fixed rate loans, and $476,886,000 or 37 percent in floating rate loans, for the year ended December 31, 2019. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2020
	Maturity Distribution
		One
	One year	through	After
(dollars in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$396,420	$538,816	$245,038	$1,180,274
Real estate-construction and land development	58,042	56,096	33,471	147,609
Total commercial related loans	$454,462	$594,912	$278,509	$1,327,883

Fixed interest rates	$112,769	$547,060	$195,058	$854,887
Floating interest rates	341,693	47,852	83,451	472,996
Total commercial related loans	$454,462	$594,912	$278,509	$1,327,883

During 2020, in terms of dollars and percentages more fixed rate commercial loans were originated, driven by PPP loan production, although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured whereby there is an initial fixed rate period, typically five years, and then adjustments based upon a predetermined index if a new fixed rate is not renegotiated. Approximately 43 percent of the loans identified as fixed interest rates above are set to adjust during the term of the loan. Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2020, premises and equipment, net of accumulated depreciation, totaled approximately $25,206,000, as compared to $25,967,000 on December 31, 2019. The increase was a result of new purchases of $2,257,000, offset by depreciation and disposals on existing premises and equipment of $3,018,000. Financing leases which are now included as part of premises and equipment on the consolidated balance sheets had a balance of $1,112,000 on December 31, 2020.

Other Assets

On December 31, 2020, other assets totaled approximately $69,612,000, compared to $63,567,000 of other assets as of December 31, 2019. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), prepaid expenses, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $46,761,000 at year-end 2020, compared to $45,647,000 at year-end 2019. PeoplesBank purchased $6,836,000 of BOLI during 2019. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 23 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2020, which is within the regulatory guideline of 25 percent of Tier 1 capital.

At year-end 2020, there were no foreclosed real estate assets included in other assets, compared to $797,000 at year-end 2019. The $797,000 decrease was the result of the sale of one property totaling $797,000. Foreclosed real estate is discussed in the Nonperforming Assets section of this report.

Also included with other assets is $8,352,000 of accrued interest receivable on loans and investment securities, and $5,340,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 0.97 percent for the year 2020 as compared to 1.47 percent for the year 2019.

On December 31, 2020, deposits totaled $1.86 billion, which represented a $272,975,000 or 17 percent increase compared to the level at year-end 2019. The increase, primarily associated with noninterest and interest bearing demand, money market and savings, reflects client deposit behavior since the beginning of the pandemic. Core deposits, consisting of demand, money market and savings, in aggregate, increased $283,599,000 or 27 percent and time deposits (i.e. CDs) decreased $10,624,000 or 2 percent. Of the total $532,287,000 of time deposits as of December 31, 2020, the balance of certificates of deposit with a balance of less than $100,000 totaled $283,910,000, $100,000 to $250,000 totaled $180,674,000 and $250,000 or more totaled $67,703,000. Time deposits totaling $351,958,000 or 66 percent of the total at year-end 2020 will mature in 2021.

On December 31, 2020, the balance of certificates of deposit with a balance of $100,000 and above was $248,377,000. Of this total, $32,096,000 mature within three months, $39,341,000 mature after three months but within six months, $94,734,000 mature after six months but within twelve months, and the remaining $82,206,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2020 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2020, short-term borrowings totaled $8,540,000, as compared to the $7,925,000 as of December 31, 2019. The balance on December 31, 2020, consisted of $8,540,000 of repurchase agreements and no other short-term borrowings as compared to the balance of $7,925,000 at year-end 2019 consisting of repurchase agreements and no other short-term borrowings. The increase in the balance of repurchase agreements was a result of a shifting in balances out of deposit products while other short-term borrowings remained the same as cash flow from investments and deposits were ample to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2020, long-term debt totaled $77,208,000, compared to $81,632,000 at year-end 2019. The decrease was the result of the repayment of matured advances from the Federal Home Loan Bank of Pittsburgh (FHLBP), offset by a new issuance of subordinated debentures.

Generally, funds for the payment of long-term debt come from operations. On December 31, 2020, total unused credit with the FHLBP was approximately $453,456,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders' Equity and Capital Adequacy

Shareholders' equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $197,960,000 on December 31, 2020, an increase of approximately $6,792,000 or 4 percent, compared to $191,168,000 at year-end 2019. The increase was primarily the result of the Corporation’s $8,442,000 in net income available for shareholders less $5,081,000 of dividends paid to shareholders for 2020. Information pertaining to stock of the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Stock

The Corporation typically pays cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other factors. Annual cash dividends per share for the year 2020 totaled $0.520 per share, representing a decrease of $0.088 or 15 percent below the cash dividends of $0.608, as adjusted, paid for the year 2019.

Periodically, the Corporation distributes stock dividends on its stock. On December 10, 2019, the Corporation distributed a 5 percent stock dividend to shareholders of record at the close of business on October 22, 2019. There was no common stock dividend distributed in 2020.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation, in the notes to the consolidated financial statements.

Capital Ratios

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of December 31, 2020, the Corporation and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Corporation and PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Table 9-Capital Ratios

	Ratios		Federal Minimum		Federal		Capital (1)
	at December 31,		Required		Well		at December 31,
(dollars in thousands)	2020	2019	2020	2019	Capitalized		2020	2019
Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.10%	12.45%	7.00%	7.00%	n/a	%	$191,863	$187,312
PeoplesBank	13.56	12.88	7.00	7.00	6.50		198,184	193,421

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.79%	13.11%	8.50%	8.50%	n/a	%	$201,863	$197,312
PeoplesBank	13.56	12.88	8.50	8.50	8.00		198,184	193,421

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	17.13%	14.36%	10.50%	10.50%	n/a	%	$250,806	$216,154
PeoplesBank	14.82	14.13	10.50	10.50	10.00		216,484	212,220

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	9.58%	10.55%	4.00%	4.00%	n/a	%	$201,863	$197,312
PeoplesBank	9.43	10.36	4.00	4.00	5.00		198,184	193,421

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk. To support this objective, a lending policy framework has been established which management believes is sound given the nature and scope of our operations. This framework includes seven basic policy parameters that guide the lending process and minimize risk:

•The Corporation follows detailed written lending policies and procedures.

•Lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience.

•Loan review committees function at both the senior lending officer level and the Board level to review and approve loans that exceed pre-established dollar thresholds and/or meet other criteria.

•The Corporation lends mainly within its primary geographical market area, including York County and Lancaster County, Pennsylvania and Harford County, Baltimore County and Baltimore City, Maryland. Although this focus may pose a geographical concentration risk, the diverse local economies and employee knowledge of our clients lessens this risk.

•The loan portfolio is diversified to prevent dependency upon a single client or small group of related clients.

•The Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.

•The Corporation does not lend to foreign countries or persons residing therein.

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2020, the LTV ratios listed below were in effect.

	LTV ratio %
	Owner	Non-owner
Loan type	Occupied	Occupied
Residential, 1-4 units	80	75
Residential construction	N/A	70
Residential construction - presold	N/A	80
Residential rehab for resale	N/A	70
Agricultural	80	N/A
Residential (5 or more units)	N/A	75
Commercial	80	75
Office	80	75
Mixed use (Retail/Commercial)	80	75
Retail, credit anchor	80	80
Retail, no credit anchor	75	75
Raw Land	N/A	60
Approved, but unimproved land	N/A	65
Approved and improved land	N/A	70
Warehouse	75	70
Hotel, acceptable flag	N/A	75
Hotel, other	N/A	65
MHP	N/A	65
Special/Limited use properties	50	50
Self storage	N/A	70

An acceptable valuation is required on all real estate secured loans, unless the lien has been taken as an abundance of caution. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans. Exceptions to LTV ratios and the use of an approved licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2020, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 15.4 percent of the portfolio and commercial real estate investor represented 15.3 percent of the portfolio. As of December 31, 2019, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 16.5 percent of the portfolio; commercial real estate investor, which represented 13.8 percent of the portfolio; and builder & developer, which represented 10.6 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 10 – Nonperforming Assets, below, presents a five-year history of asset categories posing the greatest risk of loss and related ratios.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$38,175	$24,696	$20,058	$5,052	$3,114
Nonaccrual loans, troubled debt restructurings	0	54	930	0	0
Accruing loans that are contractually past due 90 days or more as to principal and interest	1,295	280	2,128	76	733
Total nonperforming loans	39,470	25,030	23,116	5,128	3,847
Foreclosed real estate, net of allowance	0	797	1,755	216	2,705
Total nonperforming assets	$39,470	$25,827	$24,871	$5,344	$6,552
Accruing troubled debt restructurings	$1,395	$1,596	$3,098	$3,344	$3,664

Total period-end loans, net of deferred fees	$1,544,589	$1,505,135	$1,485,680	$1,399,764	$1,270,771
Allowance for loan losses (ALL)	$21,264	$21,066	$19,144	$16,689	$14,992
ALL as a % of total period-end loans	1.38%	1.40%	1.29%	1.19%	1.18%
Net charge-offs as a % of average total loans	0.93%	0.04%	0.02%	0.18%	0.06%
ALL as a % of nonperforming loans	53.87%	84.16%	82.81%	325.48%	389.69%
Nonperforming loans as a % of total period-end loans	2.56%	1.66%	1.56%	0.37%	0.30%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.56%	1.72%	1.67%	0.38%	0.51%
Nonperforming assets as a % of total period-end assets	1.83%	1.37%	1.38%	0.31%	0.41%
Nonperforming assets as a % of total period-end shareholders' equity	19.94%	13.51%	13.91%	3.25%	4.23%

For the year 2018 there was a $19.5 million increase in nonperforming assets, primarily related to the identification of a likely deterioration within eight credit relationships that had a loan balance of $16.9 million, of which one relationship represents $9.4 million. For the year 2019 there was a $956,000 increase in nonperforming assets. For the year 2020 there was a $14.4 million increase in nonperforming assets, primarily related to the identification of a likely deterioration within one credit relationship that had a loan balance of $12.5 million. The Corporation expanded its legal department in 2019 to include a part-time dedicated workout officer, who became full-time in 2020. The continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs have been critical to managing the level of nonperforming assets. Management believes that specific reserves assigned within the allowance for loan losses for each credit is sufficient at December 31, 2020. In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions, the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers and changes in the external environment created by COVID-19.

Nonperforming assets are reviewed by management on a monthly basis and by the board of directors on a quarterly basis. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: (i) an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; (ii) market values have changed significantly; (iii) the condition of the property has changed significantly; or (iv) the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance.

As of December 31, 2020, the nonperforming loan portfolio balance totaled $39,470,000, compared to $25,030,000 at year-end 2019. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. As of December 31, 2020, the nonaccrual loan portfolio balance totaled $38,175,000, compared to $24,750,000 at year-end 2019. The increase in nonaccrual loans resulted from loans totaling $28,744,000 being placed on nonaccrual status, which was offset by reductions totaling $15,319,000 primarily the result of principal repayments and charge-offs. For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans. For 2020, the gross interest income that would have been recorded if the nonaccrual loans has been current in accordance with their original terms and current throughout the period was approximately $3,497,000. The amount of interest income on those nonaccrual loans that was included in net income for 2020 was approximately $766,000. For 2019, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,915,000. The amount of interest income on those nonaccrual loans that was included in net income for 2019 was approximately $203,000. The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of December 31, 2020, net of allowance, was $0, a decrease of $797,000 or 100 percent, compared to $797,000 at year-end 2019. The decrease was the result of the disposition of one property totaling $797,000, also impacted by the addition and disposition of one property during the year.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of December 31, 2020, the accruing troubled debt restructuring portfolio balance totaled $1,395,000, compared to $1,596,000 at year-end 2019. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio as well as one loan which was charged off.

At December 31, 2020, there were modifications remaining for 8 mortgage loans totaling $3,800,000, 37 commercial loans totaling $85,400,000 and no consumer loans under the CARES Act, which are not considered TDRs.

At December 31, 2020, there were $35,852,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 10. Comparatively, we were monitoring $25,383,000 of potential problem loans at December 31, 2019.

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

The allowance for loan losses consists primarily of two components: (i) specific allowances for individually impaired commercial loans and (ii) allowances calculated for pools of loans. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics, and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (two-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, and general economic conditions. Determining the level of the allowance for probable loan losses at any given period is subjective, particularly during deteriorating or uncertain economic periods, and requires that we make estimates using assumptions. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

An analysis of the activity in the allowance for loan losses over a five-year period is presented in Table 11 - Analysis of Allowance for Loan Losses, below. A more detailed analysis of the allowance for the current year is provided in Note 5 –Allowance for Loan Losses in the notes to the consolidated financial statements.

The allowance for loan losses was $21,264,000 or 1.38 percent of total loans, on December 31, 2020, compared to $21,066,000 and 1.40 percent, respectively, on December 31, 2019. The $198,000 or 1 percent increase in the allowance from December 31, 2019 to December 31, 2020 was generally consistent with the increase to applicable qualitative factors in the calculation of the reserve to reflect changes in historical losses and COVID-19, offset by the reduction in the related allowance established for impaired loans of $4,108,000. Loan balances individually evaluated for impairment over the same 12 month period increased by $13,224,000 and include those identified as nonaccrual or contractually past due.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2020, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2020	2019	2018	2017	2016
Balance - beginning of year	$21,066	$19,144	$16,689	$14,992	$12,704
Provision charged to operating expense	14,675	2,450	2,700	4,175	3,000
Loans charged off:
Commercial, financial and agricultural	14,380	410	146	858	771
Real estate - construction and land development	103	0	0	1,474	0
Real estate - residential mortgages	0	0	10	0	79
Consumer and home equity	79	309	326	305	116
Total loans charged off	14,562	719	482	2,637	966
Recoveries:
Commercial, financial and agricultural	45	75	168	101	193
Real estate - construction and land development	0	0	18	30	0
Real estate - residential mortgages	0	0	10	5	1
Consumer and home equity	40	116	41	23	60
Total recoveries	85	191	237	159	254
Net charge-offs	14,477	528	245	2,478	712
Balance - end of year	$21,264	$21,066	$19,144	$16,689	$14,992

Ratios:
Net charge-offs as a % of average total loans	0.93%	0.04%	0.02%	0.18%	0.06%
Allowance for loan losses as a % of total period-end loans	1.38%	1.40%	1.29%	1.19%	1.18%
Allowance for loan losses as a % of nonperforming loans	53.87%	84.16%	82.81%	325.48%	389.69%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2020		2019		2018		2017		2016
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$18,564	76.4	$18,274	74.7	$15,055	75.7	$10,730	72.4	$10,390	72.8
Real estate - construction and land development	2,034	9.6	2,263	10.6	2,835	10.4	3,388	13.2	2,384	11.7
Total commercial related	20,598	86.0	20,537	85.3	17,890	86.1	14,118	85.6	12,774	84.5

Real estate - residential mortgages	256	6.2	158	6.3	126	5.7	108	5.6	85	5.8
Consumer and home equity	388	7.8	370	8.4	409	8.2	283	8.8	372	9.7
Total consumer related	644	14.0	528	14.7	535	13.9	391	14.4	457	15.5

Unallocated	22	n/a	1	n/a	719	n/a	2,180	n/a	1,761	n/a

Total	$21,264	100.0	$21,066	100.0	$19,144	100.0	$16,689	100.0	$14,992	100.0

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

Additionally, we have experienced continued commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2020, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $14,688,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $453,456,000. The Corporation’s loan-to-deposit ratio was approximately 83 and 95 percent as of year-end 2020 and 2019 respectively. The ratio decreased with period end deposit growth higher than loan growth in 2020.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $591,362,000 at December 31, 2020, compared to $498,932,000 at December 31, 2019. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2020
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Long-term debt	$75,912	$25,000	$10,000	$0	$40,912
Operating leases	2,682	667	1,093	605	317
Financing leases	1,967	75	150	154	1,588
Time deposits	532,287	351,958	169,824	9,637	868
Supplemental retirement plans	8,643	315	891	891	6,546
Purchase obligations	6,402	2,231	3,565	606	0
Naming rights	590	295	295	0	0
Deferred compensation	541	2	11	38	490
Total	$629,024	$380,543	$185,829	$11,931	$50,721

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2020 and 2019 was 1.3 percent, compared to 2.3 percent for 2018.

Management believes that the most significant impact on financial results is the Corporation's ability to react to changes in market interest rates. Management strives to structure the balance sheet to increase net interest income by managing interest rate sensitive assets and liabilities to reprice in response to changes in market interest rates. Additionally, management is focused on increasing fee income, an income component that is less sensitive to changes in market interest rates.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at December 31, 2020.

Change in Interest	Annual Change in Net
Rates	Interest Income	% Change in Net	% Change
(basis points)	(in thousands)	Interest Income	Policy Limit
+100	$5,361	8.96%	(5.00)%
-100	$(3,667)	(6.13)%	(5.00)%

+200	$11,791	19.71%	(15.00)%
-200	$(6,294)	(10.52)%	(15.00)%

+300	$18,114	30.28%	(25.00)%

+400	$24,470	40.90%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on those criteria.

/s/ Larry J. Miller	/s/ Larry D. Pickett
Larry J. Miller	Larry D. Pickett, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
Chair, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 9, 2021	March 9, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Codorus Valley Bancorp, Inc. (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Adjustments for qualitative (environmental) risk factors.

As more fully described in Note 1 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for the general component of pools of loans based on historical loss rates for each class of loan and adjusts for the qualitative (environmental) risk factors. Historical loss rates are based on a two-year rolling average of net charge-offs. The Company’s allowance for loan loss was $21,264,000 at December 31, 2020, which included a $17,952,000 in general reserve. Qualitative factors are used to adjust historical loss rates considering relevant environmental factors. The environmental factors considered include national, regional and local economic and business conditions, changes in value of collateral, changes in the level of concentration of credit, changes in the volume and severity of classified and past due loans, changes in the nature and volume of portfolio, changes in the collection, charge-off, and recovery procedures, changes in underwriting standards and loan terms, changes in the quality of loan reviews, changes in experience and ability of lending management and key lending officers, impact of regulatory and legal regulations, and the impact of COVID-19 pandemic that could affect the level of credit losses.

The application of the adjustments for qualitative risk factors to the historical loss rates requires significant judgments by management.

The principal considerations for our determination that auditing the adjustments to the historical loss rates as a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each qualitative risk factor. Our audit procedures included substantive testing related to the adjustments for these factors. Procedures included, among others:

oEvaluation of completeness and accuracy of the data inputs used to determine the qualitative factors.

oEvaluation of the adjustments to historical loss rates for reasonableness and appropriateness including both directional consistency and the magnitude of the adjustments.

oAnalytically evaluate changes that occurred in the allowance for loan losses for loans.

Identification and measurement of loans individually evaluated.

As more fully described in Note 1 to the consolidated financial statements, a loan is considered impaired (individually evaluated) when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled payments when due. The significance of payment delays and payment shortfalls are determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

During the first quarter of 2020, the Company classified a $8 million loan relationship as impaired and charged off $7.5 million of the balance. Determining the timing of the impairment classification and related charge off required significant judgment by management, due to the nature of the credit, including the source of repayment, which was complicated due to the fact the assets of the obligor were held by an estate and were being administrated by third parties.

The principal considerations for our determination that auditing the identification and measurement of impairment on individually evaluated loans as a critical audit matter is the high degree of judgment involved in the determination of whether a loan is impaired and the ability to collect the amount owed. Our audit procedures included substantive testing related to the identification and measurement of impairment of the loan relationship. Procedures included, among others:

oTesting the classified loan listing for proper identification and completeness of loans individually evaluated.

oTesting the relevance and reliability of information used to evaluate the probability of collection of this loan relationship and to measure the timing and amount of impairment.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.

Columbus, Ohio

March 9, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Codorus Valley Bancorp, Inc. (the “Corporation”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2019, and the results of their operations and their cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Corporation’s auditor from 2013 to 2020.

Philadelphia, Pennsylvania

March 11, 2020

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2020	2019
Assets
Interest bearing deposits with banks	$313,469	$110,742
Cash and due from banks	22,324	20,849
Total cash and cash equivalents	335,793	131,591
Securities, available-for-sale	185,002	159,675
Restricted investment in bank stocks, at cost	2,593	4,551
Loans held for sale	15,981	11,803
Loans (net of deferred fees of $6,134 - 2020 and $3,463 - 2019)	1,544,589	1,505,135
Less-allowance for loan losses	(21,264)	(21,066)
Net loans	1,523,325	1,484,069
Premises and equipment, net	25,206	25,967
Operating leases right-of-use assets	2,386	3,021
Goodwill	2,301	2,301
Other assets	69,612	63,567
Total assets	$2,162,199	$1,886,545

Liabilities
Deposits
Noninterest bearing	$396,947	$273,968
Interest bearing	1,466,592	1,316,596
Total deposits	1,863,539	1,590,564
Short-term borrowings	8,540	7,925
Long-term debt	46,606	81,632
Subordinated debentures - face amount $31,000 (less unamortized discount and debt	30,602	0
issuance cost of $398 at December 31, 2020 and $0 at 2019)
Operating leases liabilities	2,515	3,184
Other liabilities	12,437	12,072
Total liabilities	1,964,239	1,695,377

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at December 31, 2020 and 0 at December 31, 2019	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized; shares issued
and outstanding: 9,820,882 at December 31, 2020 and 9,755,976 at December 31, 2019	24,552	24,390
Additional paid-in capital	141,461	140,450
Retained earnings	28,380	25,019
Accumulated other comprehensive income	3,567	1,309
Total shareholders' equity	197,960	191,168
Total liabilities and shareholders' equity	$2,162,199	$1,886,545

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2020	2019
Interest income
Loans, including fees	$71,766	$79,327
Investment securities:
Taxable	2,735	2,972
Tax-exempt	475	682
Dividends	173	376
Other	564	1,960
Total interest income	75,713	85,317

Interest expense
Deposits	13,541	18,709
Federal funds purchased and other short-term borrowings	38	42
Long-term debt	1,582	2,627
Subordinated debentures	92	0
Total interest expense	15,253	21,378
Net interest income	60,460	63,939
Provision for loan losses	14,675	2,450
Net interest income after provision for loan losses	45,785	61,489

Noninterest income
Trust and investment services fees	3,934	3,598
Income from mutual fund, annuity and insurance sales	1,070	1,055
Service charges on deposit accounts	4,494	4,845
Income from bank owned life insurance	1,131	1,252
Other income	1,686	1,965
Gain on sale of loans held for sale	3,512	1,206
Gain (loss) on sales of securities	65	(9)
Total noninterest income	15,892	13,912

Noninterest expense
Personnel	30,051	30,224
Occupancy of premises, net	3,458	3,637
Furniture and equipment	3,362	3,174
Postage, stationery and supplies	717	720
Professional and legal	1,133	946
Marketing	1,347	1,785
FDIC insurance	892	473
Debit card processing	1,317	1,258
Charitable donations	1,650	1,657
Telecommunications	533	501
External data processing	2,814	2,473
(Gain)/loss on foreclosed real estate, including provision
for (recovery of) losses	(170)	776
Other	4,100	4,105
Total noninterest expense	51,204	51,729
Income before income taxes	10,473	23,672
Provision for income taxes	2,031	5,025
Net income	8,442	18,647
Net income per share, basic	$0.86	$1.89
Net income per share, diluted	$0.86	$1.88

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2020	2019
Net income	$8,442	$18,647
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period
(net of tax expense of $614 and $937, respectively)	2,309	3,528
Reclassification adjustment for (gains) losses included in net income
(net of tax expense (benefit) of $14 and ($2), respectively) (a) (b)	(51)	7
Net unrealized gains	2,258	3,535
Comprehensive income	$10,700	$22,182

(a) Amounts are included in (loss) gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b) Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$8,442	$18,647
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,748	2,645
Net amortization of premiums on securities	1,036	375
Amortization of deferred loan origination fees, net of costs	(4,226)	(1,480)
Net amortization of operating lease right of use assets	633	760
Net amortization of finance lease right of use assets	47	177
Net change in operating lease liabilities	(654)	(882)
Provision for loan losses	14,675	2,450
Provision for losses on foreclosed real estate	18	643
Deferred income tax benefit	(1,257)	(595)
Increase in bank owned life insurance	(1,131)	(1,252)
Originations of mortgage loans held for sale	(81,932)	(43,284)
Originations of SBA loans held for sale	(1,985)	(6,951)
Proceeds from sales of mortgage loans held for sale	83,018	39,368
Proceeds from sales of SBA loans held for sale	140	4,120
Gain on sales of mortgage loans held for sale	(3,503)	(911)
Gain on sales of SBA loans held for sale	(9)	(295)
Loss on disposal of premises and equipment	226	350
Loss (gain) on lease write off	8	(8)
(Gain) loss on sales of securities available-for-sale	(65)	9
(Gain) loss on sales of foreclosed real estate	(216)	0
Stock-based compensation	515	666
(Increase) decrease in interest receivable	(3,336)	536
(Increase) decrease in other assets	(1,642)	573
(Decrease) increase in interest payable	(310)	6
Increase in other liabilities	674	969
Net cash provided by operating activities	11,914	16,636

Cash flows from investing activities
Purchases of securities, available-for-sale	(197,065)	(124,463)
Maturities, repayments and calls of securities, available-for-sale	151,948	98,727
Sales of securities, available-for-sale	21,679	19,745
Redemption of restricted investment in bank stock	1,958	1,371
Net increase in loans made to customers	(49,826)	(18,503)
Purchases of premises and equipment	(2,257)	(3,103)
Investment in bank owned life insurance	(8)	(6,836)
Proceeds from sales of foreclosed real estate	1,116	315
Net cash used in investing activities	(72,455)	(32,747)

Cash flows from financing activities
Net increase in demand and savings deposits	283,599	17,149
Net (decrease) increase in time deposits	(10,624)	78,135
Net increase in short-term borrowings	615	903
Proceeds from issuance of subordinated debentures	30,602	0
Repayment of long-term debt	(35,000)	(35,000)
Net change in finance lease liabilities	(26)	(40)
Cash dividends paid to shareholders	(5,081)	(6,017)
Proceeds from treasury stock reissuance	153	334
Payment of taxes related to stock withheld	(66)	(88)
Treasury stock repurchased	(87)	(4,993)
Proceeds from issuance of stock	658	550
Cash paid in lieu of fractional shares	0	(13)
Net cash provided by financing activities	264,743	50,920
Net increase in cash and cash equivalents	204,202	34,809
Cash and cash equivalents at beginning of year	131,591	96,782
Cash and cash equivalents at end of period	$335,793	$131,591

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2019	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Adoption of ASC topic 842 (leases)			(199)			(199)
Net income			18,647			18,647
Other comprehensive income, net of tax				3,535		3,535
Common stock cash dividends ($0.608 per share, adjusted)			(6,017)			(6,017)
5% common stock dividend, 463,193 shares at fair value	656	5,049	(10,249)		4,531	(13)
Stock-based compensation		666				666
Repurchased stock - 222,594 shares					(4,993)	(4,993)
Forfeiture and withheld shares of restricted stock		7			(95)	(88)
Issuance and reissuance of common stock:
26,061 shares under the dividend reinvestment
and stock purchase plan	42	393			145	580
10,321 shares under the employee stock option plan		(160)			219	59
13,127 shares under employee stock purchase plan	12	54			179	245
21,033 shares of stock-based compensation awards	51	(65)			14	0

Balance, December 31, 2019	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net income			8,442			8,442
Other comprehensive income, net of tax				2,258		2,258
Common stock cash dividends ($0.520 per share)			(5,081)			(5,081)
Stock-based compensation		515				515
Repurchased stock - 5,335 shares					(87)	(87)
Withheld Stock - 3,901 shares					(66)	(66)
Issuance and reissuance of common stock:
32,914 shares under the dividend reinvestment	68	335			89	492
and stock purchase plan
13,063 shares under the employee stock option plan	25				53	78
20,507 shares under employee stock purchase plan	50	180			11	241
7,658 shares of stock-based compensation awards	19	(19)				0

Balance, December 31, 2020	$24,552	$141,461	$28,380	$3,567	$0	$197,960

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates one wholly-owned subsidiary as of December 31, 2020, Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, which sells non-deposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2020. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

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

The Corporation evaluates securities within the Corporation’s available for sale portfolio for other-than-temporary impairment (“OTTI”) at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Corporation intends to sell the security; (2) it is “more likely than not” that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized costs basis. For all impaired debt securities that the Corporation intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. More information about investment securities is provided in Note 3 – Securities.

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2020 and 2019 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2020 and 2019. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2020 and 2019.

Loans Held for Sale

Loans held for sale are comprised of residential mortgage loans and the guaranteed portion of secondary-market qualified Small Business Administration loans. Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. Gains or losses recognized on the sale of mortgage loans and loans guaranteed by the Small Business Administration loans are recognized based on the difference between the selling price and the carrying value of the related loan and are recorded in noninterest income. Residential mortgage loans sold are sold servicing released.

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

Generally, for all classes of loans receivable, when it is probable that principal and interest will not be collectible or a loss in incurred, the accrual of interest is discontinued. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents the Corporation’s estimate of losses incurred in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. While the Corporation attributes a portion of the allowance to individual loans and groups of loans that it evaluates and determines to be impaired, the allowance is available to cover all charge-offs that arise from the loan portfolio.

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

•Changes in international, US, and local economies and business conditions

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2020, the Corporation has remaining loan modifications totaling approximately $89 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2020 of approximately $143 million.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are five years to forty years for buildings and improvements, five years to twenty years for furniture and equipment and two years to seven years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2020 there was no foreclosed real estate, compared to $797,000 in foreclosed real estate, which included no residential real estate, at December 31, 2019. Included within loans receivable as of December 31, 2020, was a recorded investment of $206,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction compared to $407,000 as of December 31, 2019.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $46,761,000 at December 31, 2020, compared to $45,647,000 at December 31, 2019.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. In 2020 PeoplesBank began selling mortgages servicing released for the majority of the new portfolio. The mortgage servicing rights (MSRs) associated with previously sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income which was $178,000 and $257,000 in 2020 and 2019, respectively. Mortgage servicing income is included in other income in the statements of income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2020, the balance of residential mortgage loans serviced for third parties was $87,142,000 compared to $115,620,000 at December 31, 2019.

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets.

	Years ended December 31,
(dollars in thousands)	2020	2019
Amortized cost:
Balance at beginning of year	$965	$925
Originations of mortgage servicing rights	93	277
Amortization expense	(467)	(220)
Valuation allowance	(80)	(17)
Balance at end of year	$511	$965

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2020, the market value of assets was $1,017,000,000 compared to $899,876,000 at December 31, 2019.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2020 and 2019. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The tax years subject to examination by the taxing authorities are the years ended December 31, 2019, 2018, and 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, particularly as it relates to changing economic conditions associated with the COVID-19 pandemic.

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

At December 31, 2020, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

The computation of net income per share for the years ended December 31, 2020 and 2019 is provided in the table below.

(in thousands, except per share data)	2020	2019
Net income available to shareholders	$8,442	$18,647

Weighted average shares outstanding (basic)	9,782	9,863
Effect of dilutive stock options	27	66
Weighted average shares outstanding (diluted)	9,809	9,929

Basic earnings per share	$0.86	$1.89
Diluted earnings per share	$0.86	$1.88

Anti-dilutive stock options excluded from the computation of earnings per share	136	32

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2020	2019
Cash paid during the period for:
Income taxes	$4,217	$4,310
Interest	$15,563	$21,373

Noncash investing activities:
Transfer of loans to foreclosed real estate	$121	$0
Initial recognition of financing lease right-of-use assets	$0	$1,358
Initial recognition of financing lease liabilities	$0	$1,480
Initial recognition of operating lease right-of-use assets	$186	$2,958
Initial recognition of operating lease liabilities	$186	$3,035

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This standard is part of an initiative to reduce complexity in accounting standards and provides simplifications to the accounting for income taxes by removing certain exceptions related to intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, deferred tax liability recognition for equity method investment related to foreign subsidiaries and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additional simplifications are provided related to franchise tax recognition, step up in tax basis of goodwill, allocation of consolidated current and deferred tax expense and the reflection of the effect of enacted change in tax laws in the interim period that includes the enactment date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2020 and 2019, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $65,000 at December 31, 2020 and 2019.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2020 and 2019 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2020, 85 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania and 13 percent was concentrated in the state of Texas. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2 million. At year-end 2020 and 2019, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2020
Debt securities:
U.S. agency	$40,000	$0	$0	$40,000
U.S. agency mortgage-backed, residential	106,792	4,133	(29)	110,896
State and municipal	24,014	311	(25)	24,300
Corporates	9,681	139	(14)	9,806
Total debt securities	$180,487	$4,583	$(68)	$185,002

December 31, 2019
Debt securities:
U.S. Treasury notes	$9,834	$119	$0	$9,953
U.S. agency	15,000	0	(77)	14,923
U.S. agency mortgage-backed, residential	106,799	1,443	(87)	108,155
State and municipal	26,385	260	(1)	26,644
Total debt securities	$158,018	$1,822	$(165)	$159,675

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2020	2019
Proceeds	$21,679	$19,745
Gross gains	124	18
Gross losses	(59)	(27)

The tax (provision) benefit related to these net realized gain and losses was $(14) and $2 respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$48,332	$48,340
Due after one year through five years	89,635	92,866
Due after five years through ten years	22,197	22,839
Due after ten years	20,323	20,957
Total debt securities	$180,487	$185,002

Investment securities having a carrying value of $170,313,000 and $128,427,000 on December 31, 2020 and December 31, 2019, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2020 and 2019.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2020
Debt securities:
U.S. agency	2	$40,000	$0	0	$0	$0	2	$40,000	$0
U.S. agency mortgage-backed, residential	8	8,706	(29)	0	0	0	8	8,706	(29)
State and municipal	4	3,808	(25)	0	0	0	4	3,808	(25)
Corporates	3	4,075	(14)	0	0	0	3	4,075	(14)
Total temporarily impaired debt securities, available-for-sale	17	$56,589	$(68)	0	$0	$0	17	$56,589	$(68)

December 31, 2019
Debt securities:
U.S. agency	1	$4,983	$(17)	2	$9,940	$(60)	3	$14,923	$(77)
U.S. agency mortgage-backed, residential	12	21,821	(82)	2	1,163	(5)	14	22,984	(87)
State and municipal	1	466	(1)	0	0	0	1	466	(1)
Total temporarily impaired debt securities, available-for-sale	14	$27,270	$(100)	4	$11,103	$(65)	18	$38,373	$(165)

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

The Corporation believes that any unrealized losses at December 31, 2020 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2020, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2020, the Corporation has remaining loan modifications totaling approximately $89 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2020 of approximately $143,000,000.

The table below provides the composition of the loan portfolio at December 31, 2020 and 2019. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2020	Loans	2019	Loans
Builder & developer	$147,609	9.6	$159,312	10.6
Commercial real estate investor	236,924	15.3	207,227	13.8
Residential real estate investor	238,458	15.4	247,969	16.5
Hotel/Motel	79,421	5.2	80,260	5.3
Wholesale & retail	108,425	7.0	109,238	7.3
Manufacturing	79,142	5.1	86,511	5.7
Agriculture	80,450	5.2	80,719	5.4
Other	357,454	23.2	313,371	20.7
Total commercial related loans	1,327,883	86.0	1,284,607	85.3
Residential mortgages	95,751	6.2	94,868	6.3
Home equity	96,711	6.3	100,827	6.7
Other	24,244	1.5	24,833	1.7
Total consumer related loans	216,706	14.0	220,528	14.7
Total loans	$1,544,589	100.0	$1,505,135	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation's business is with clients in south central Pennsylvania, specifically York County and Lancaster County and north central Maryland, specifically Baltimore County, Harford County and Baltimore City. At December 31, 2020, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 15.4 percent of the portfolio and commercial real estate investor, which represented 15.3 percent of the portfolio. At December 31, 2019, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 16.5 percent of the portfolio; commercial real estate investor, which represented 13.8 percent of the portfolio; and builder & developer, which represented 10.6 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $8,376,000 at December 31, 2020 and $9,355,000 at December 31, 2019. During 2020, total additions were $719,000 and total repayments and reductions were $1,698,000. As of year-end 2020, all loans to this group were current and performing in accordance with contractual terms.

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer and residential mortgage loans, the bank follows the Uniform Retail Credit Classification guidance. Commercial loans up to $500,000 may be scored using third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings within the Watch, Criticized and Classified categories are generally performed by the Special Asset Committee, which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. An external consultant is also used to review a portion of the existing portfolio and recommends risk rating changes as appropriate. Primary loan officers may recommend a change to a risk rating and internal loan review officers may downgrade existing loans, except to non-accrual status. Only the Committee, Executive Chairman or President/CEO may downgrade a loan to non-accrual status or upgrade a loan that is criticized or classified.

The Corporation uses ten risk ratings to grade commercial loans. The first seven ratings are considered “pass” ratings. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current sound worth and paying capacity of the obligor, or of the collateral pledged. A “substandard” loan must have a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to potential loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at December 31, 2020 and 2019.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2020
Builder & developer	$133,804	$11,305	$2,121	$379	$147,609
Commercial real estate investor	230,113	6,379	231	201	236,924
Residential real estate investor	234,316	1,215	130	2,797	238,458
Hotel/Motel	48,264	542	18,143	12,472	79,421
Wholesale & retail	99,821	8,591	13	0	108,425
Manufacturing	67,968	0	3,610	7,564	79,142
Agriculture	72,829	416	3,776	3,429	80,450
Other	331,658	1,730	13,804	10,262	357,454
Total commercial related loans	1,218,773	30,178	41,828	37,104	1,327,883
Residential mortgage	95,466	123	11	151	95,751
Home equity	96,026	55	0	630	96,711
Other	23,954	0	0	290	24,244
Total consumer related loans	215,446	178	11	1,071	216,706
Total loans	$1,434,219	$30,356	$41,839	$38,175	$1,544,589

December 31, 2019
Builder & developer	$151,672	$6,503	$252	$885	$159,312
Commercial real estate investor	201,967	3,890	1,145	225	207,227
Residential real estate investor	238,216	3,780	202	5,771	247,969
Hotel/Motel	67,732	12,528	0	0	80,260
Wholesale & retail	89,556	10,513	1,954	7,215	109,238
Manufacturing	76,721	1,058	7,597	1,135	86,511
Agriculture	76,350	1,123	404	2,842	80,719
Other	277,634	16,490	13,748	5,499	313,371
Total commercial related loans	1,179,848	55,885	25,302	23,572	1,284,607
Residential mortgage	94,388	131	74	275	94,868
Home equity	100,089	61	0	677	100,827
Other	24,600	0	7	226	24,833
Total consumer related loans	219,077	192	81	1,178	220,528
Total loans	$1,398,925	$56,077	$25,383	$24,750	$1,505,135

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2020 and 2019. Generally, impaired loans are all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2020
Builder & developer	$575	$790	$0	$0	$0	$575	$790
Commercial real estate investor	1,163	1,170	0	0	0	1,163	1,170
Residential real estate investor	581	862	2,216	2,216	216	2,797	3,078
Hotel/Motel	12,472	12,472	0	0	0	12,472	12,472
Wholesale & retail	237	237	0	0	0	237	237
Manufacturing	7,564	7,564	0	0	0	7,564	7,564
Agriculture	2,270	2,382	1,159	1,217	615	3,429	3,599
Other commercial	6,710	7,015	3,552	3,888	2,481	10,262	10,903
Total impaired commercial related loans	31,572	32,492	6,927	7,321	3,312	38,499	39,813
Residential mortgage	151	151	0	0	0	151	151
Home equity	630	653	0	0	0	630	653
Other consumer	290	301	0	0	0	290	301
Total impaired consumer related loans	1,071	1,105	0	0	0	1,071	1,105
Total impaired loans	$32,643	$33,597	$6,927	$7,321	$3,312	$39,570	$40,918

December 31, 2019
Builder & developer	$621	$651	$473	$474	$238	$1,094	$1,125
Commercial real estate investor	1,370	1,371	0	0	0	1,370	1,371
Residential real estate investor	734	753	5,037	5,137	1,873	5,771	5,890
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	273	273	7,184	7,811	2,537	7,457	8,084
Manufacturing	13	13	1,122	1,220	463	1,135	1,233
Agriculture	1,784	1,791	1,058	1,058	701	2,842	2,849
Other commercial	1,864	1,974	3,635	3,888	1,608	5,499	5,862
Total impaired commercial related loans	6,659	6,826	18,509	19,588	7,420	25,168	26,414
Residential mortgage	275	277	0	0	0	275	277
Home equity	677	677	0	0	0	677	677
Other consumer	226	231	0	0	0	226	231
Total impaired consumer related loans	1,178	1,185	0	0	0	1,178	1,185
Total impaired loans	$7,837	$8,011	$18,509	$19,588	$7,420	$26,346	$27,599

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2020 and 2019. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
December 31, 2020
Builder & developer	$732	$36	$151	$0	$883	$36
Commercial real estate investor	1,269	72	0	0	1,269	72
Residential real estate investor	1,165	31	3,535	0	4,700	31
Hotel/Motel	2,494	0	0	0	2,494	0
Wholesale & retail	252	8	2,851	0	3,103	8
Manufacturing	1,518	3	429	0	1,947	3
Agriculture	2,228	123	1,117	0	3,345	123
Other commercial	4,747	86	3,686	0	8,433	86
Total impaired commercial related loans	14,405	359	11,769	0	26,174	359
Residential mortgage	177	6	0	0	177	6
Home equity	640	47	0	0	640	47
Other consumer	230	11	0	0	230	11
Total impaired consumer related loans	1,047	64	0	0	1,047	64
Total impaired loans	$15,452	$423	$11,769	$0	$27,221	$423

December 31, 2019
Builder & developer	$1,086	$43	$219	$0	$1,305	$43
Commercial real estate investor	2,756	123	0	0	2,756	123
Residential real estate investor	628	32	4,791	0	5,419	32
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,241	10	7,325	0	8,566	10
Manufacturing	276	17	1,394	0	1,670	17
Agriculture	1,108	29	423	0	1,531	29
Other commercial	4,252	90	4,990	0	9,242	90
Total impaired commercial related loans	11,347	344	19,142	0	30,489	344
Residential mortgage	323	11	0	0	323	11
Home equity	607	18	0	0	607	18
Other consumer	267	16	0	0	267	16
Total impaired consumer related loans	1,197	45	0	0	1,197	45
Total impaired loans	$12,544	$389	$19,142	$0	$31,686	$389

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2020 and 2019.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2020
Builder & developer	$427	$489	$322	$379	$1,617	$145,992	$147,609
Commercial real estate investor	0	0	0	201	201	236,723	236,924
Residential real estate investor	136	0	0	2,797	2,933	235,525	238,458
Hotel/Motel	0	0	0	12,472	12,472	66,949	79,421
Wholesale & retail	29	0	0	0	29	108,396	108,425
Manufacturing	0	0	0	7,564	7,564	71,578	79,142
Agriculture	0	0	0	3,429	3,429	77,021	80,450
Other	679	1,596	0	10,262	12,537	344,917	357,454
Total commercial related loans	1,271	2,085	322	37,104	40,782	1,287,101	1,327,883
Residential mortgage	0	0	937	151	1,088	94,663	95,751
Home equity	206	177	36	630	1,049	95,662	96,711
Other	717	321	0	290	1,328	22,916	24,244
Total consumer related loans	923	498	973	1,071	3,465	213,241	216,706
Total loans	$2,194	$2,583	$1,295	$38,175	$44,247	$1,500,342	$1,544,589

December 31, 2019
Builder & developer	$0	$0	$43	$885	$928	$158,384	$159,312
Commercial real estate investor	0	0	0	225	225	207,002	207,227
Residential real estate investor	295	0	0	5,771	6,066	241,903	247,969
Hotel/Motel	0	0	0	0	0	80,260	80,260
Wholesale & retail	0	0	0	7,215	7,215	102,023	109,238
Manufacturing	409	0	0	1,135	1,544	84,967	86,511
Agriculture	14	0	0	2,842	2,856	77,863	80,719
Other	463	1,865	120	5,499	7,947	305,424	313,371
Total commercial related loans	1,181	1,865	163	23,572	26,781	1,257,826	1,284,607
Residential mortgage	0	70	104	275	449	94,419	94,868
Home equity	249	276	0	677	1,202	99,625	100,827
Other	750	68	13	226	1,057	23,776	24,833
Total consumer related loans	999	414	117	1,178	2,708	217,820	220,528
Total loans	$2,180	$2,279	$280	$24,750	$29,489	$1,475,646	$1,505,135

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $1,395,000 at December 31, 2020 and $1,649,000 at December 31, 2019. There were no allowances allocated to any TDRs at December 31, 2020 or 2019. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

At December 31, 2020, there are modification remaining for 8 mortgage loans totaling $3,800,000, 37 commercial loans totaling $85,400,000 and no consumer loans under the CARES Act, which are not considered TDRs.

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2020 and 2019. The loan modified during 2019, detailed in the table below, was charged off in the third quarter of 2020. There were no defaults during the year ended December 31, 2020 for TDRs entered into during the previous 12 month period. A loan is considered to be in payment default once it is 90 days past due under the modified terms.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investment	Investment	at Period End
Years ended:

December 31, 2020
None

December 31, 2019	1	$63	$63	$54
Commercial related loans accruing

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2020 and 2019.

	Allowance for Loan Losses
	January 1, 2020				December 31, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(936)	$9	$698	$2,034
Commercial real estate investor	2,565	0	0	612	3,177
Residential real estate investor	4,632	(1,880)	26	1,166	3,944
Hotel/Motel	742	0	0	698	1,440
Wholesale & retail	3,575	(3,116)	7	1,950	2,416
Manufacturing	1,252	(459)	0	47	840
Agriculture	1,304	0	0	(16)	1,288
Other commercial	4,204	(8,092)	3	9,344	5,459
Total commercial related loans	20,537	(14,483)	45	14,499	20,598
Residential mortgage	158	0	0	98	256
Home equity	203	(60)	1	143	287
Other consumer	167	(19)	39	(86)	101
Total consumer related loans	528	(79)	40	155	644
Unallocated	1	0	0	21	22
Total	$21,066	$(14,562)	$85	$14,675	$21,264

	Allowance for Loan Losses
	January 1, 2019				December 31, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$(34)	$63	$(601)	$2,263
Commercial real estate investor	2,636	0	0	(71)	2,565
Residential real estate investor	3,945	(217)	12	892	4,632
Hotel/Motel	732	0	0	10	742
Wholesale & retail	1,813	(113)	0	1,875	3,575
Manufacturing	1,287	0	0	(35)	1,252
Agriculture	579	0	0	725	1,304
Other commercial	4,063	(46)	0	187	4,204
Total commercial related loans	17,890	(410)	75	2,982	20,537
Residential mortgage	126	0	0	32	158
Home equity	265	(147)	71	14	203
Other consumer	144	(162)	45	140	167
Total consumer related loans	535	(309)	116	186	528
Unallocated	719	0	0	(718)	1
Total	$19,144	$(719)	$191	$2,450	$21,066

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2020 and 2019 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2020
Builder & developer	$0	$2,034	$2,034	$575	$147,034	$147,609
Commercial real estate investor	0	3,177	3,177	1,163	235,761	236,924
Residential real estate investor	216	3,728	3,944	2,797	235,661	238,458
Hotel/Motel	0	1,440	1,440	12,472	66,949	79,421
Wholesale & retail	0	2,416	2,416	237	108,188	108,425
Manufacturing	0	840	840	7,564	71,578	79,142
Agriculture	615	673	1,288	3,429	77,021	80,450
Other commercial	2,481	2,978	5,459	10,262	347,192	357,454
Total commercial related	3,312	17,286	20,598	38,499	1,289,384	1,327,883
Residential mortgage	0	256	256	151	95,600	95,751
Home equity	0	287	287	630	96,081	96,711
Other consumer	0	101	101	290	23,954	24,244
Total consumer related	0	644	644	1,071	215,635	216,706
Unallocated	0	22	22	0	0	0
Total	$3,312	$17,952	$21,264	$39,570	$1,505,019	$1,544,589

December 31, 2019
Builder & developer	$238	$2,025	$2,263	$1,094	$158,218	$159,312
Commercial real estate investor	0	2,565	2,565	1,370	205,857	207,227
Residential real estate investor	1,873	2,759	4,632	5,771	242,198	247,969
Hotel/Motel	0	742	742	0	80,260	80,260
Wholesale & retail	2,537	1,038	3,575	7,457	101,781	109,238
Manufacturing	463	789	1,252	1,135	85,376	86,511
Agriculture	701	603	1,304	2,842	77,877	80,719
Other commercial	1,608	2,596	4,204	5,499	307,872	313,371
Total commercial related	7,420	13,117	20,537	25,168	1,259,439	1,284,607
Residential mortgage	0	158	158	275	94,593	94,868
Home equity	0	203	203	677	100,150	100,827
Other consumer	0	167	167	226	24,607	24,833
Total consumer related	0	528	528	1,178	219,350	220,528
Unallocated	0	1	1	0	0	0
Total	$7,420	$13,646	$21,066	$26,346	$1,478,789	$1,505,135

NOTE 6-Premises, Equipment and Leases

The following table presents a summary of premises and equipment as of December 31, 2020 and 2019.

(dollars in thousands)	2020	2019
Land	$5,097	$5,093
Buildings and improvements	27,441	26,874
Financing lease right-of-use assets	1,087	1,134
Equipment	23,518	23,056
	57,143	56,157
Less accumulated depreciation/amortization	(31,937)	(30,190)
Premises and equipment, net	$25,206	$25,967

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

The components of lease expense were as follows:

	Twelve months ended
	December 31,
(dollars in thousands)	2020	2019
Operating lease cost	$730	$760

Finance lease cost:
Amortization of right-of-use assets	$47	$69
Interest on lease liability	48	53
Total finance lease cost	$95	$122

Total lease cost	$825	$882

Supplemental cash flow information related to leases were as follows:

	Twelve months ended
	December 31,
	2020	2019
Operating cash flows from operating leases	$751	$783
Operating cash flows from financing leases	48	53
Financing cash flows from financing leases	26	40

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	186	1,019
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
Assets:
Operating leases right-of-use assets	$2,386	$3,021
Finance leases assets	1,087	1,134
Total lease assets	$3,473	$4,155

Liabilities:
Operating	$2,515	$3,184
Financing	1,296	1,322
Total lease liabilities	$3,811	$4,506

Weighted Average Remaining Lease Term (years)
Operating leases	5.2	5.6
Finance leases	23.2	24.2

Weighted Average Discount Rate
Operating leases	2.68%	2.72%
Finance leases	3.69%	3.69%

At December 31, 2020, future minimum payments for financing leases and operating leases are payable as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$667	$75
2022	604	75
2023	489	75
2024	413	75
2025	192	79
Thereafter	317	1,588
Total lease payments	2,682	1,967
Less imputed interest	(167)	(671)
Total	$2,515	$1,296

NOTE 7-Deposits

The composition of deposits as of December 31, 2020 and 2019 is shown below.

	December 31,
(dollars in thousands)	2020	2019
Noninterest bearing demand	$396,947	$273,968
Interest bearing demand	224,764	174,248
Money market	598,398	513,948
Savings	111,143	85,489
Time deposits less than $100	283,910	303,527
Time deposits $100 to $250	180,674	175,477
Time deposits $250 or more	67,703	63,907
Total deposits	$1,863,539	$1,590,564

Included above in time deposits less than $100,000 are brokered time deposits in the amount of $116,000 and $10,199,000 at December 31, 2020 and 2019, respectively. Included above in time deposits $100,000 to $250,000 are brokered time deposits in the amount of $2,684,000 and $1,317,000 at December 31, 2020 and 2019, respectively.

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $5,480,000 at December 31, 2020 and $5,430,000 at December 31, 2019.

The following table presents scheduled maturities of time deposits by year as of December 31, 2020.

(dollars in thousands)	2020
2021	$351,958
2022	127,282
2023	42,542
2024	6,566
2025	3,071
Thereafter	868
Total time deposits	$532,287

Demand deposit overdrafts reclassified as loans were $55,000 and $86,000 at December 31, 2020 and 2019, respectively.

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2020, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP). PeoplesBank maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2020, PeoplesBank’s total availability was $453,456,300 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2020 and 2019, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2020 and 2019.

	2020		2019
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$8,540	$0	$7,925	$0
Weighted average interest rate at end of year	0.40%	0%	0.53%	0%
Maximum amount outstanding at any month-end	$9,477	$0	$9,986	$0
Daily average amount outstanding	$8,428	$0	$7,891	$1
Approximate weighted average interest rate for the year	0.46%	0%	0.54%	1.97%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $11,342,000 and $11,117,000 on December 31, 2020 and 2019, respectively.

The following table presents a summary of long-term debt as of December 31, 2020 and 2019:

	December 31,
(dollars in thousands)	2020	2019
PeoplesBank’s obligations:
FHLBP
Due March 2020, 1.86%	$0	$10,000
Due June 2020, 1.87%	0	15,000
Due June 2020, 2.70%	0	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	35,000	70,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.24%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.78% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50%, fixed rate, callable on or after December 2025	30,602	0
Total junior subordinated debt	$40,912	$10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,296	1,322
Total long-term debt	$77,208	$81,632

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments.

At December 31, 2020 and 2019, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

In December 2020, Codorus Valley issued subordinated notes in the amount of $31,000,000. The Corporation may redeem the subordinated notes, in whole or in part, in a principal amount with integral multiples of $10,000, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the Note Purchase Agreements. The subordinated notes may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the then current 90-Day Average SOFR (Secured Oversight Financing Rate) plus 404 basis points.

The following table presents long-term debt maturities by year as of December 31, 2020.

(dollars in thousands)	2020
2021	$25,075
2022	10,075
2023	75
2024	75
2025	79
Thereafter	41,829
Total long-term debt	$77,208

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of December 31, 2020, the Corporation and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

			Minimum for		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2020
Capital ratios:
Common Equity Tier 1	$191,863	13.10%	$102,504	7.00%	$	n/a	n/a %
Tier 1 risk based	201,863	13.79	124,469	8.50		n/a	n/a
Total risk based	250,806	17.13	153,756	10.50		n/a	n/a
Leverage	201,863	9.58	84,250	4.00		n/a	n/a

at December 31, 2019
Capital ratios:
Common Equity Tier 1	$187,312	12.45%	$105,359	7.00%	$	n/a	n/a %
Tier 1 risk based	197,312	13.11	127,936	8.50		n/a	n/a
Total risk based	216,154	14.36	158,039	10.50		n/a	n/a
Leverage	197,312	10.55	74,820	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2020
Capital ratios:
Common Equity Tier 1	$198,184	13.56%	$102,274	7.00%		$94,968	6.50%
Tier 1 risk based	198,184	13.56	124,190	8.50		116,884	8.00
Total risk based	216,484	14.82	153,411	10.50		146,105	10.00
Leverage	198,184	9.43	84,109	4.00		105,137	5.00

at December 31, 2019
Capital ratios:
Common Equity Tier 1	$193,421	12.88%	$105,118	7.00%		$97,610	6.50%
Tier 1 risk based	193,421	12.88	127,643	8.50		120,135	8.00
Total risk based	212,220	14.13	157,677	10.50		150,169	10.00
Leverage	193,421	10.36	74,673	4.00		93,341	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

NOTE 10-Shareholders’ Equity

Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 10, 2019 which resulted in the issuance of 463,193 additional common shares. There was no common stock dividend distributed in 2020.

Share Repurchase

During the twelve months of 2019 the Corporation repurchased 222,594 shares of its common stock at an average price of $22.43 for a total of $5,000,000 pursuant to a Share Repurchase Program approved by the Board of Directors in 2018.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in March 2020. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. That program expired by its own terms in October, 2020.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2020 and 2019, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank's expense for the 401(k) savings and investment plan was $719,000 for 2020 and $676,000 for 2019. The components of expense are included in the line item “Personnel expense” in the income statement.

PeoplesBank maintains a supplemental defined contribution deferred compensation plan. Under the plan, PeoplesBank contributes a percentage of compensation to the executive. PeoplesBank’s expense for the defined contribution deferred compensation plan was $71,000 which includes interest of $7,000 for the period ended December 31, 2020 and catch up interest of $2,700 for the period ended December 31, 2019. Expense for the plan was $60,000 which includes interest of $3,000 for the period ended December 31, 2019. The components of expense are included in the line item “Personnel expense” in the income statement. Total accrued liability for the defined contribution deferred compensation plan was $131,000 and $60,000, respectively at December 31, 2020 and December 31, 2019.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $213,000 for 2020, $371,000 for 2019. The components of expense are included in the line item “Personnel expense” in the income statement. The accrued liability for the supplemental retirement plans was $4,292,000 at December 31, 2020 and $4,264,000 at December 31, 2019. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Directors Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $66,000 in 2020, $40,000 in 2019, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The components of expense are included in the line item “Personnel expense” in the income statement. The accrued liability for the post retirement split-dollar benefit was $549,000 at December 31, 2020 and $484,000 at December 31, 2019.

Directors and Executives Deferred Compensation Plans

PeoplesBank maintains two plans for deferred compensation related to directors and executives. Under the plans, the executive or director may defer a portion of their compensation in accordance with the terms of the plan. The accrued liability related to the directors deferred compensation plan was $31,000 which includes interest of $2,800 for the period ended December 31, 2020 and catch up interest of $480 for the period ended December 31, 2019. The accrued liability was $29,000 which includes interest expense of $600 for the period ended December 31, 2019. The components of expense are included in the line item “Other expense” in the income statement. Total accrued liability was $60,000 and $29,000, respectively at December 31, 2020 and December 31, 2019.

The accrued liability related to the executive deferred compensation plan was $229,000 which includes interest of $13,000 for the period ended December 31, 2020 and catch up interest of $1,900 for the period ended December 31, 2019. The accrued liability was $123,000 which includes interest expense of $3,000 for the period ended December 31, 2019. The components of expense are included in the line item “Other expense” in the income statement. Total accrued liability was $352,000 and $123,000 respectively at December 31, 2020 and December 31, 2019.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2020.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	awards (1)	issuance (1)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	150,876	150,876	0	(2)
	Stock options
	Stock appreciation rights
2017 Long Term Incentive	Restricted stock
Plan (17LTIP)	Stock awards	362,690	58,955 (3)	303,735
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	142,611	0	142,611
Employee Stock
Bonus Plan (ESBP)	Stock awards	21,117	0	21,117

(1) Shares/options are subject to adjustment in the event of specified changes in the Corporation's capital structure.

(2) Plan expired on May 15, 2017.

(3) Amount includes 5,776 of unvested options and 27,064 of unvested restricted stock.

2007 Long-Term Incentive Plan (07LTIP) and 2017 Long-Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards are granted at fair value. 1,957 restricted shares granted in 2020 vest 100% three years from the date of grant. 1,106 restricted shares granted in 2019 vest 100% four years from the date of grant. 713 restricted shares granted in 2019 vest 100% three years from the date of grant. All of the remaining restricted shares granted in 2020 and 2019 vest as follows: one third at the end of the first year from the date of grant; one third at the end of the second year from the date of grant; and one third at the end of the third year from the date of grant. Restricted stock awards are participating securities but have no impact on basic EPS at December 31, 2020 and 2019. The plans also permit the granting of stock awards. Upon exercise and/or award, the Corporation has historically issued treasury stock, if available, and/or authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2020	2019
Compensation expense	$440	$603
Tax benefit	(92)	(127)
Net income effect	$348	$476

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 21% statutory Federal tax rate for 2020 and 2019. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following restricted stock and stock awards during the years ended December 31, 2020 and 2019, as adjusted for stock dividends.

	2020	2019
Restricted stock	7,658	14,872
Stock award	0	6,195

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2020	201,030	$15.25	5.0 years	$1,610
Granted	0	0.00
Exercised	(13,063)	5.96
Cancelled/Forfeited	0	0.00
Expired	(5,200)	6.13
Outstanding at December 31, 2020	182,767	$16.17	4.4 years	$426

Vested and exercisable at
December 31, 2020	176,991	$15.96	4.3 years	$426

The following table presents information about stock options exercised for the years ended December 31, 2020 and 2019.

(dollars in thousands)	2020	2019
Total intrinsic value of options exercised	$43	$147
Cash received from options exercised	$78	$59
Tax deduction realized from options exercised	$9	$31

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2020.

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
		Exercise Price		Grant Date
	Options	Per Share	Shares	Fair Value
Non-vested at January 1, 2020	16,400	$23.76	34,964	$23.40
Vested	(10,624)	24.31	(15,560)	23.86
Cancelled/Forfeited	0	0	0	0
Granted	0	0	7,658	17.31
Non-vested at December 31, 2020	5,776	$22.74	27,062	$21.41

As of December 31, 2020, total unrecognized compensation cost related to non-vested options and restricted stock was $291,000, of which $204,000 will be recognized in 2021, $70,000 will be recognized in 2022 and $17,000 in 2023 with a weighted average recognition period of 1.0 years. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2020 and 2019.

	2020	2019
ESPP shares purchased	20,506	13,127
Average purchase price per share (85% of market value)	$11.720	$18.602
Compensation expense recognized (in thousands)	$76	$62
Shares issued from treasury stock to satisfy the purchase of ESPP shares	619	8,373
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	19,887	4,754

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2020 and 2019.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2020 and 2019.

(dollars in thousands)	2020	2019
Current tax provision
Federal	$2,909	$5,013
State	379	607
Total current tax provision	3,288	5,620

Deferred tax benefit
Federal	(1,121)	(573)
State	(136)	(22)
Total deferred tax benefit	(1,257)	(595)
Total tax provision	$2,031	$5,025

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2020 and 2019 are shown below.

	2020	2019
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(1.4)	(0.8)
Bank owned life insurance income	(2.3)	(1.1)
State income taxes, net of federal tax benefit	1.8	2.0
Other, net	0.3	0.2
Effective income tax rate	19.4%	21.3%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2020 and 2019 are shown below.

(dollars in thousands)	2020	2019
Deferred tax assets
Allowance for loan losses	$4,999	$4,955
Deferred compensation	1,335	1,214
Leasing	895	1,059
Low-income housing partnerships	3	28
Foreclosed real estate	4	0
Acquisition accounting adjustments	0	102
Deferred loan fees	129	0
Acquired net operating loss carryforwards	6	16
Other	400	65
Total deferred tax assets	$7,771	$7,439

Deferred tax liabilities
Deferred loan fees	$0	$718
Depreciation	422	505
Leasing	816	977
Acquisition accounting adjustments	11	0
Net unrealized gains on available-for-sale securities	948	348
Other	234	222
Total deferred tax liabilities	$2,431	$2,770
Net deferred tax assets	$5,340	$4,669

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2020, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2020 and 2019, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements. Commitments to grant loans are generally made for periods of 90 days or less. As of December 31, 2020, the fixed rate loan commitments have interest rates ranging from 2.25% to 5.69% and maturities ranging from 1 year to 30 years. As of December 31, 2019, the fixed rate loan commitments have interest rates ranging from 2.50% to 5.75% and maturities ranging from 1 year to 30 years.

A summary of outstanding commitments at December 31, 2020 and 2019 is shown below.

(dollars in thousands)	2020	2019
Commitments to grant loans
Fixed rate	$31,547	$32,511
Variable rate	64,001	29,869

Unfunded commitments of existing loans
Fixed rate	$39,661	$44,101
Variable rate	440,947	375,198

Standby letters of credit	$15,206	$17,253

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2020
Securities available-for-sale:
U.S. agency	$40,000	$0	$40,000	$0
U.S. agency mortgage-backed, residential	110,896	0	110,896	0
State and municipal	24,300	0	24,300	0
Corporates	9,806	0	9,806	0

December 31, 2019
Securities available-for-sale:
U.S. Treasury notes	$9,953	$9,953	$0	$0
U.S. agency	14,923	0	14,923	0
U.S. agency mortgage-backed, residential	108,155	0	108,155	0
State and municipal	26,644	0	26,644	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2020, the fair value consists of impaired loan balances of $4,009,000, net of valuation allowances of $3,312,000 and charge-offs of $373,000, compared to impaired loan balances of $11,297,000, net of valuation allowances of $7,420,000 and charge-offs of $134,000, at December 31, 2019.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2020 there were no foreclosed real estate assets with a valuation allowance or write-down. At December 31, 2019, the fair value of foreclosed real estate with a valuation allowance or write-down was $797,000 which is net of write-downs of $617,000.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At December 31, 2020 the fair value of the mortgage servicing rights asset was $511,000. At December 31, 2019, the fair value of the mortgage servicing rights asset was $1,047,000.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant Other
		Active Markets for	Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2020
Impaired builder & developer loans	$196	$0	$0	$196
Impaired residential real estate investor loans	2,209	2,000	0	209
Impaired agriculture loans	544	0	0	544
Impaired other loans	1,071	0	0	1,071
Mortgage servicing rights	511	0	0	511

December 31, 2019
Impaired builder & developer loans	$1,047	$0	$0	$1,047
Impaired residential real estate investor loans	2,561	0	0	2,561
Impaired wholesale & retail loans	4,647	0	0	4,647
Impaired manufacturing loans	659	0	0	659
Impaired agriculture loans	357	0	0	357
Impaired other loans	2,026	0	0	2,026
Foreclosed real estate	797	0	0	797
Mortgage servicing rights	1,047	0	0	1,047

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
December 31, 2020
Impaired builder & developer loans	$196	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired residential real estate investor loans	209	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired agriculture loans	544	Appraisal	(1)	Appraisal adjustments	(2)	25% - 25%	25%
Impaired other loans	89	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired other loans	982	Business asset valuation	(3)	Business asset valuation adjustments	(4)	40% - 50%	44%
Mortgage servicing rights	511	Multiple of annual service fee		Estimated prepayment speed based on rate and term		18.5% - 18.5%	18.5%

December 31, 2019
Impaired builder & developer loans	$1,047	Appraisal	(1)	Appraisal adjustments	(2)	15% - 25%	25%
Impaired residential real estate investor loans	$2,561	Appraisal	(1)	Appraisal adjustments	(2)	15% - 20%	16%
Impaired agriculture loans	$357	Appraisal	(1)	Appraisal adjustments	(2)	25% - 25%	25%
Impaired other loans	$2,026	Appraisal	(1)	Appraisal adjustments	(2)	25% - 55%	52%
Impaired wholesale & retail loans	4,647	Business asset valuation	(3)	Business asset valuation adjustments	(4)	68% - 68%	68%
Impaired manufacturing loans	659	Business asset valuation	(3)	Business asset valuation adjustments	(4)	10% - 73%	72%
Foreclosed real estate	797	Appraisal	(1)	Appraisal adjustments	(2)	22% -22%	22%
Mortgage servicing rights	1,047	Multiple of annual		Estimated prepayment speed		11.2% - 11.2%	11.2%
		service fee		based on rate and term

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2020 and 2019.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2020
Financial assets
Cash and cash equivalents	$335,793	$335,793	$335,793	$0	$0
Securities available-for-sale	185,002	185,002	0	185,002	0
Restricted investment in bank stocks	2,593	N/A	N/A	N/A	N/A
Loans held for sale	15,981	17,228	0	17,228	0
Loans, net	1,523,325	1,527,295	0	0	1,527,295
Interest receivable	8,352	8,352	0	8,352	0

Financial liabilities
Deposits	$1,863,539	$1,868,203	$0	$1,868,203	$0
Short-term borrowings	8,540	8,540	0	8,540	0
Long-term debt (1)	45,310	43,005	0	35,571	7,434
Subordinated debentures	30,602	31,159	0	31,159	0
Interest payable	532	532	0	532	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2019
Financial assets
Cash and cash equivalents	$131,591	$131,591	$131,591	$0	$0
Securities available-for-sale	159,675	159,675	9,953	149,722	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	11,803	12,460	0	12,460	0
Loans, net	1,484,069	1,472,772	0	0	1,472,772
Interest receivable	5,016	5,016	0	5,016	0

Financial liabilities
Deposits	$1,590,564	$1,582,179	$0	$1,582,179	$0
Short-term borrowings	7,925	7,925	0	7,925	0
Long-term debt	80,310	79,579	0	70,486	9,093
Interest payable	842	842	0	842	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2020
Repurchase Agreements	$8,540	$0	$8,540	$(10,255)	$0	$0	$(1,715)

December 31, 2019
Repurchase Agreements	$7,925	$0	$7,925	$(9,601)	$0	$0	$(1,676)

Note 18-Condensed Financial Information-Parent Company Only

	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and due from banks	$31,128	$530
Investment in bank subsidiary	204,281	197,277
Investment in other subsidiaries	314	314
Premises and equipment, net	2,841	3,006
Other assets	458	436
Total assets	$239,022	$201,563

Liabilities
Long-term debt	$10,310	$10,310
Subordinated debentures	30,602	0
Other liabilities	150	85
Total liabilities	41,062	10,395

Shareholders' equity	197,960	191,168
Total liabilities and shareholders' equity	$239,022	$201,563

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2020	2019
Income
Interest from investment securities	$8	$13
Dividends from bank subsidiary	4,430	4,940
Total income	4,438	4,953

Expense
Interest expense on long-term debt	267	433
Interest expense on subordinated debentures	92	0
Occupancy of premises, net	179	179
Other	541	355
Total expense	1,079	967
Income before applicable income tax benefit and undistributed earnings of subsidiaries	3,359	3,986
Applicable income tax benefit	250	231
Income before undistributed earnings of subsidiaries	3,609	4,217
Equity in undistributed earnings of bank subsidiary	4,833	14,430
Net income	$8,442	$18,647
Comprehensive income	$10,700	$22,182

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$8,442	$18,647
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	193	207
Equity in undistributed earnings of subsidiaries, net	(4,746)	(9,430)
Other, net	556	747
Net cash provided by operating activities	4,445	10,171

Cash flows from investing activities
Purchases of premises and equipment	(26)	(15)
Net cash used in investing activities	(26)	(15)

Cash flows from financing activities
Repayments of long-term debt	0	(169)
Cash dividends paid to shareholders	(5,081)	(6,017)
Proceeds from issuance of subordinated debentures	30,602	0
Treasury stock repurchased	(87)	(4,993)
Net issuance of stock	745	796
Cash paid in lieu of fractional shares	0	(13)
Net cash provided by (used in) financing activities	26,179	(10,396)
Net increase (decrease) in cash and cash equivalents	30,598	(240)
Cash and cash equivalents at beginning of year	530	770
Cash and cash equivalents at end of year	$31,128	$530

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2020, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 50 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2020, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be held May 18, 2021 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 22 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and in the Proxy Statement, under the caption “Information Concerning Security Ownership” is incorporated by reference in response to this item.

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

(a)Documents filed as part of this Form 10-K report.

1.Financial Statements

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

2.Financial Statement Schedules

Required financial statement schedules are omitted. This information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3.Exhibits filed as part of 10-K pursuant to Item 601 of Regulation S-K.

See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chair,	Date: March 9, 2021
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/9/2021
Larry J. Miller	Chair of the Board of
(Principal Executive Officer)	Directors and Director

/s/ Harry R. Swift	Vice-Chair of the Board of	3/9/2021
Harry R. Swift, Esq.	Directors and Lead Director

/s/ Sarah M. Brown	Director	3/9/2021
Sarah M. Brown

/s/ Brian D. Brunner	Director	3/9/2021
Brian D. Brunner

/s/ Cynthia A. Dotzel	Director	3/9/2021
Cynthia A. Dotzel, CPA

/s/ John W. Giambalvo	Director	3/9/2021
John W. Giambalvo, Esq.

/s/ Jeffrey R. Hines	Director	3/9/2021
Jeffrey R. Hines, P.E.

/s/ Craig L. Kauffman	Director	3/9/2021
Craig L. Kauffman

/s/ J. Rodney Messick	Director	3/9/2021
J. Rodney Messick

/s/ Larry D. Pickett	Treasurer	3/9/2021
Larry D. Pickett, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)
3.2	Amended By-laws (Incorporated by reference to Exhibit 3.II of the Amended Quarterly Report on Form 10-Q/A for March 30, 2020, filed with the Commission on May 15, 2020)
4.(vi)	Description of registrant’s securities (Incorporated by reference to Exhibit 4.(vi) of the Registrant’s Annual Report on Form 10-K for December 31, 2019, filed with the Commission on March 11, 2020)
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

10.33	Elective Deferred Compensation Plan, dated February 21, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*
14	Code of Ethics, dated March 13, 2018 (incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2019)
21	List of subsidiaries of Codorus Valley Bancorp, Inc. – filed herewith.
23	Consents of Independent Registered Public Accounting Firms – filed herewith.
24	Power of Attorney – filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101

Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit. Portions of this exhibit which are not material have been omitted because they would likely cause competitive harm to the registrant if publicly disclosed.