Form 10-Q
period 2021-03-31
CODORUS VALLEY BANCORP INC
filed 2021-05-03
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 23, 2021, 9,876,692 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Assets
Interest bearing deposits with banks	$408,884	$313,469
Cash and due from banks	18,020	22,324
Total cash and cash equivalents	426,904	335,793
Securities, available-for-sale	179,550	185,002
Restricted investment in bank stocks, at cost	2,278	2,593
Loans held for sale	13,324	15,981
Loans (net of deferred fees of $4,248 - 2021 and $6,134 - 2020)	1,579,151	1,544,589
Less-allowance for loan losses	(22,411)	(21,264)
Net loans	1,556,740	1,523,325
Premises and equipment, net	24,816	25,206
Operating leases right-of-use assets	2,198	2,386
Goodwill	2,301	2,301
Other assets	70,393	69,612
Total assets	$2,278,504	$2,162,199

Liabilities
Deposits
Noninterest bearing	$483,004	$396,947
Interest bearing	1,481,059	1,466,592
Total deposits	1,964,063	1,863,539
Short-term borrowings	7,743	8,540
Long-term debt	46,599	46,606
Subordinated debentures - face amount $31,000 (less unamortized discount and debt
issuance cost of $378 at March 31, 2021 and $398 at December 31, 2020)	30,622	30,602
Operating leases liabilities	2,325	2,515
Other liabilities	28,401	12,437
Total liabilities	2,079,753	1,964,239

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at March 31, 2021 and 0 at December 31, 2020	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized; shares issued
and outstanding: 9,876,692 at March 31, 2021 and 9,820,882 at December 31, 2020	24,692	24,552
Additional paid-in capital	141,583	141,461
Retained earnings	31,002	28,380
Accumulated other comprehensive income	1,474	3,567
Total shareholders' equity	198,751	197,960
Total liabilities and shareholders' equity	$2,278,504	$2,162,199

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Interest income
Loans, including fees	$17,592	$18,764
Investment securities:
Taxable	582	820
Tax-exempt	94	141
Dividends	26	72
Other	81	392
Total interest income	18,375	20,189

Interest expense
Deposits	2,220	4,276
Federal funds purchased and other short-term borrowings	8	9
Long-term debt	252	537
Subordinated debentures	418	0
Total interest expense	2,898	4,822
Net interest income	15,477	15,367
Provision for loan losses	1,231	9,435
Net interest income after provision for loan losses	14,246	5,932

Noninterest income
Trust and investment services fees	1,052	994
Income from mutual fund, annuity and insurance sales	300	261
Service charges on deposit accounts	1,221	1,130
Income from bank owned life insurance	270	286
Other income	563	439
Gain on sales of loans held for sale	1,050	298
(Loss) gain on sales of securities	(23)	15
Total noninterest income	4,433	3,423

Noninterest expense
Personnel	8,428	7,805
Occupancy of premises, net	973	926
Furniture and equipment	838	853
Professional and legal	351	205
Marketing	265	325
FDIC insurance	226	167
Debit card processing	280	389
Charitable donations	188	872
External data processing	820	704
Loss on foreclosed real estate, including provision for losses	0	20
Impaired loan carrying costs	100	286
Other	1,237	767
Total noninterest expense	13,706	13,319
Income (loss) before income taxes	4,973	(3,964)
Provision (benefit) for income taxes	1,073	(975)
Net income (loss)	$3,900	$(2,989)
Net income (loss) per share, basic	$0.40	$(0.31)
Net income (loss) per share, diluted	$0.40	$(0.31)

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Net income (loss)	$3,900	$(2,989)
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($561) and $747, respectively)	(2,111)	2,810
Reclassification adjustment for losses (gains) included in net income
(net of tax (benefit) expense of ($5) and $3, respectively) (a) (b)	18	(12)
Net unrealized (losses) gains	(2,093)	2,798
Comprehensive income (loss)	$1,807	$(191)

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$3,900	$(2,989)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	664	684
Net amortization of premiums on securities	295	151
Amortization of deferred loan origination fees and costs	(2,200)	(403)
Net amortization of operating lease right of use assets	147	178
Net amortization of finance lease right of use assets	12	12
Amortization of subordinated debentures issuance fees	20	0
Net change in operating lease liabilities	(150)	(189)
Provision for loan losses	1,231	9,435
Increase in bank owned life insurance	(270)	(286)
Originations of mortgage loans held for sale	(27,175)	(9,797)
Originations of SBA loans held for sale	(349)	(4,431)
Proceeds from sales of mortgage loans held for sale	31,216	11,625
Proceeds from sales of SBA loans held for sale	0	3,833
Gain on sales of mortgage loans held for sale	(1,050)	(290)
Gain on sales of SBA loans held for sale	0	(9)
Gain on disposal of premises and equipment	(6)	0
Loss (gain) on sales of securities, available-for-sale	23	(15)
Stock-based compensation	101	120
Decrease in interest receivable	262	144
Increase in other assets	(205)	(1,156)
Increase (decrease) in interest payable	349	(55)
Increase (decrease) in other liabilities	7,957	(11)
Net cash provided by operating activities	14,772	6,551
Cash flows from investing activities
Purchases of securities, available-for-sale	(123,921)	(38,070)
Maturities, repayments and calls of securities, available-for-sale	130,260	9,561
Sales of securities, available-for-sale	3,803	19,852
Net decrease in restricted investment in bank stock	315	600
Net (increase) decrease in loans made to customers	(32,445)	21,093
Purchases of premises and equipment	(276)	(1,352)
Investment in foreclosed real estate	0	(121)
Net cash (used in) provided by investing activities	(22,264)	11,563
Cash flows from financing activities
Net increase in demand and savings deposits	106,330	31,479
Net (decrease) increase in time deposits	(5,806)	17,304
Net decrease in short-term borrowings	(797)	(1,729)
Repayment of long-term debt	0	(10,000)
Net change in finance lease liabilities	(7)	0
Cash dividends paid to shareholders	(1,278)	(1,561)
Proceeds from treasury stock reissuance	5	0
Payment of taxes related to stock withheld	(5)	0
Treasury stock repurchased	0	(89)
Proceeds from issuance of stock	161	149
Net cash provided by financing activities	98,603	35,553
Net increase in cash and cash equivalents	91,111	53,667
Cash and cash equivalents at beginning of year	335,793	131,591
Cash and cash equivalents at end of period	$426,904	$185,258

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			3,900			3,900
Other comprehensive loss, net of tax				(2,093)		(2,093)
Cash dividends ($0.130 per share)			(1,278)			(1,278)
Stock-based compensation		101				101
Withheld stock - 279 shares					(5)	(5)
Issuance and reissuance of stock:
7,175 shares under the dividend reinvestment and stock purchase plan	18	98				116
5,702 shares under the employee stock option plan	14	31			5	50
43,212 shares of stock-based compensation awards	108	(108)				0
Balance, March 31, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net loss			(2,989)			(2,989)
Other comprehensive income, net of tax				2,798		2,798
Cash dividends ($0.160 per share)			(1,561)			(1,561)
Stock-based compensation		120				120
Repurchased stock - 5,335 shares					(87)	(87)
Withheld stock - 102 shares					(2)	(2)
Issuance and reissuance of stock:
6,706 shares under the dividend reinvestment and stock purchase plan	17	132				149
6,468 shares of stock-based compensation awards	16	(16)				0
Balance, March 31, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2020 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of March 31, 2021, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended March 31, 2021. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2021 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

While the Corporation continues to evaluate the disruption caused by the pandemic and impact of the CARES Act, these events may have a material adverse impact on the Corporation’s results of future operations, financial position, capital, and liquidity in fiscal year 2021. Further, a decrease in results of future operations may place a strain on the Corporation’s capital reserve ratios.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances less amounts charged off, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Generally, loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan. The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following industry classes: builder & developer, commercial real estate investor, residential real estate investor, hotel/motel, wholesale & retail, agriculture, manufacturing, service and all other. Consumer loans consist of the following classes: residential mortgage, home equity and all other.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, when the loan was not past due greater than 30 days as of December 31, 2019. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of March 31, 2021, the Corporation has remaining loan modifications totaling approximately $88,000,000. The Corporation has been an active participant in the SBA Paycheck Protection Program (PPP), with outstanding PPP loans as of March 31, 2021 of approximately $152,000,000, which includes $64,000,000 new PPP loans originated in 2021.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2021 there was no foreclosed real estate. Included within loans receivable as of March 31, 2021 was a recorded investment of $182,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At March 31, 2021, the balance of residential mortgage loans serviced for third parties was $80,609,000 compared to $87,142,000 at December 31, 2020.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Amortized cost:
Balance at beginning of period	$511	$965
Originations of mortgage servicing rights	16	13
Amortization expense	(91)	(66)
Valuation allowance	88	(173)
Balance at end of period	$524	$739

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2021	2020
Net income (loss)	$3,900	$(2,989)

Weighted average shares outstanding (basic)	9,842	9,759
Effect of dilutive stock options	25	53
Weighted average shares outstanding (diluted)	9,867	9,812

Basic earnings (loss) per share	$0.40	$(0.31)
Diluted earnings (loss) per share	$0.40	$(0.31)

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Cash paid during the period for:
Income taxes	$0	$0
Interest	$2,549	$4,877

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$121
Initial recognition of operating lease right-of-use assets	$0	$186
Initial recognition of operating lease liabilities	$0	$186

Recent Accounting Pronouncements

Pronouncements Adopted in 2021

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

Note 2 – Securities

A summary of securities available-for-sale at March 31, 2021 and December 31, 2020 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2021, 81.2 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania and 10.3 percent was concentrated in the state of Texas. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.6 million. At March 31, 2021 and December 31, 2020, there we no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2021
Debt securities:
U.S. agency	$14,000	$0	$(73)	$13,927
U.S. agency mortgage-backed, residential	120,786	3,125	(890)	123,021
State and municipal	30,576	253	(660)	30,169
Corporates	12,323	175	(65)	12,433
Total debt securities	$177,685	$3,553	$(1,688)	$179,550
December 31, 2020
Debt securities:
U.S. agency	$40,000	$0	$0	$40,000
U.S. agency mortgage-backed, residential	106,792	4,133	(29)	110,896
State and municipal	24,014	311	(25)	24,300
Corporates	9,681	139	(14)	9,806
Total debt securities	$180,487	$4,583	$(68)	$185,002

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Proceeds	$3,803	$19,852
Gross gains	24	74
Gross losses	(47)	(59)

The tax (provision) benefit related to these net realized gain and losses were $5 and $(3) respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$15,432	$15,468
Due after one year through five years	77,513	79,896
Due after five years through ten years	45,595	45,321
Due after ten years	39,145	38,865
Total debt securities	$177,685	$179,550

Investment securities having a carrying value of $149,302,000 and $170,313,000 on March 31, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2021
Debt securities:
U.S. agency	2	$13,927	$(73)	0	$0	$0	2	$13,927	$(73)
U.S. agency mortgage-backed, residential	20	36,267	(890)	0	0	0	20	36,267	(890)
State and municipal	21	19,369	(660)	0	0	0	21	19,369	(660)
Corporates	5	3,986	(65)	0	0	0	5	3,986	(65)
Total temporarily impaired debt
securities, available-for-sale	48	$73,549	$(1,688)	0	$0	$0	48	$73,549	$(1,688)
December 31, 2020
Debt securities:
U.S. agency	2	$40,000	$0	0	$0	$0	2	$40,000	$0
U.S. agency mortgage-backed, residential	8	8,706	(29)	0	0	0	8	8,706	(29)
State and municipal	4	3,808	(25)	0	0	0	4	3,808	(25)
Corporates	3	4,075	(14)	0	0	0	3	4,075	(14)
Total temporarily impaired debt
securities, available-for-sale	17	$56,589	$(68)	0	$0	$0	17	$56,589	$(68)

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

The Corporation believes that unrealized losses at March 31, 2021 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2021 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2021 and December 31, 2020, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2021 and 2020. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2021 and 2020.

Note 4—Loans

Loan Portfolio Composition

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporations’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of March 31, 2021, the Corporation has remaining loan modifications totaling approximately $88,000,000. The Corporation has been an active participant in the SBA Paycheck Protection Program (PPP), with outstanding PPP loans as of March 31, 2021 of approximately $152,000,000, which includes $64,000,000 new PPP loans originated in 2021.

The table below provides the composition of the loan portfolio at March 31, 2021 and December 31, 2020. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2021	Loans	2020	Loans
Builder & developer	$144,777	9.2	$147,609	9.6
Commercial real estate investor	272,919	17.3	236,924	15.3
Residential real estate investor	233,669	14.8	238,458	15.4
Hotel/Motel	81,045	5.1	79,421	5.2
Wholesale & retail	99,216	6.3	108,425	7.0
Manufacturing	84,082	5.3	79,142	5.1
Agriculture	86,008	5.4	80,450	5.2
Service	87,812	5.6	76,838	5.0
Other	276,108	17.5	280,616	18.2
Total commercial related loans	1,365,636	86.5	1,327,883	86.0
Residential mortgages	95,028	6.0	95,751	6.2
Home equity	94,980	6.0	96,711	6.3
Other	23,507	1.5	24,244	1.5
Total consumer related loans	213,515	13.5	216,706	14.0
Total loans	$1,579,151	100.0	$1,544,589	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer and residential mortgage loans, the bank follows the Uniform Retail Credit Classification guidance. Commercial loans up to $500,000 may be scored using a third-party credit scoring software model for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings within the Watch, Criticized and Classified categories are generally performed by the Special Asset Committee, which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. An external consultant is also used to review a portion of the existing portfolio and recommends risk rating changes as appropriate. Primary loan officers may recommend a change to a risk rating and internal loan review officers may downgrade existing loans, except to non-accrual status. Only the Committee, Executive Chairman or President/CEO may downgrade a loan to non-accrual status or upgrade a loan that is criticized or classified.

The Corporation uses ten risk ratings to grade commercial loans. The first seven ratings are considered “pass” ratings. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current sound worth or paying capacity of the obligor, or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to potential loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at March 31, 2021 and December 31, 2020.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2021
Builder & developer	$131,672	$9,318	$2,965	$822	$144,777
Commercial real estate investor	266,920	4,759	1,047	193	272,919
Residential real estate investor	229,636	474	686	2,873	233,669
Hotel/Motel	49,967	537	18,090	12,451	81,045
Wholesale & retail	90,772	6,987	1,457	0	99,216
Manufacturing	72,735	0	3,608	7,739	84,082
Agriculture	78,712	421	3,774	3,101	86,008
Service	81,832	249	4,760	971	87,812
Other	251,358	1,452	13,597	9,701	276,108
Total commercial related loans	1,253,604	24,197	49,984	37,851	1,365,636
Residential mortgage	95,017	0	11	0	95,028
Home equity	94,276	49	0	655	94,980
Other	23,250	0	0	257	23,507
Total consumer related loans	212,543	49	11	912	213,515
Total loans	$1,466,147	$24,246	$49,995	$38,763	$1,579,151

December 31, 2020
Builder & developer	$133,804	$11,305	$2,121	$379	$147,609
Commercial real estate investor	230,113	6,379	231	201	236,924
Residential real estate investor	234,316	1,215	130	2,797	238,458
Hotel/Motel	48,264	542	18,143	12,472	79,421
Wholesale & retail	99,821	8,591	13	0	108,425
Manufacturing	67,968	0	3,610	7,564	79,142
Agriculture	72,829	416	3,776	3,429	80,450
Service	75,618	249	0	971	76,838
Other	256,040	1,481	13,804	9,291	280,616
Total commercial related loans	1,218,773	30,178	41,828	37,104	1,327,883
Residential mortgage	95,466	123	11	151	95,751
Home equity	96,026	55	0	630	96,711
Other	23,954	0	0	290	24,244
Total consumer related loans	215,446	178	11	1,071	216,706
Total loans	$1,434,219	$30,356	$41,839	$38,175	$1,544,589

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2021 and December 31, 2020. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2021
Builder & developer	$1,016	$1,084	$0	$0	$0	$1,016	$1,084
Commercial real estate investor	1,108	1,118	0	0	0	1,108	1,118
Residential real estate investor	657	944	2,216	2,216	416	2,873	3,160
Hotel/Motel	12,451	12,453	0	0	0	12,451	12,453
Wholesale & retail	236	236	0	0	0	236	236
Manufacturing	7,739	7,858	0	0	0	7,739	7,858
Agriculture	2,025	2,172	1,078	1,154	570	3,103	3,326
Service	971	1,061	0	0	0	971	1,061
Other commercial	5,550	5,935	4,151	4,523	3,442	9,701	10,458
Total impaired commercial related loans	31,753	32,861	7,445	7,893	4,428	39,198	40,754
Residential mortgage	0	0	0	0	0	0	0
Home equity	655	686	0	0	0	655	686
Other consumer	257	271	0	0	0	257	271
Total impaired consumer related loans	912	957	0	0	0	912	957
Total impaired loans	$32,665	$33,818	$7,445	$7,893	$4,428	$40,110	$41,711

December 31, 2020
Builder & developer	$575	$790	$0	$0	$0	$575	$790
Commercial real estate investor	1,163	1,170	0	0	0	1,163	1,170
Residential real estate investor	581	862	2,216	2,216	216	2,797	3,078
Hotel/Motel	12,472	12,472	0	0	0	12,472	12,472
Wholesale & retail	237	237	0	0	0	237	237
Manufacturing	7,564	7,564	0	0	0	7,564	7,564
Agriculture	2,270	2,382	1,159	1,217	615	3,429	3,599
Service	971	1,061	0	0	0	971	1,061
Other commercial	5,739	5,954	3,552	3,888	2,481	9,291	9,842
Total impaired commercial related loans	31,572	32,492	6,927	7,321	3,312	38,499	39,813
Residential mortgage	151	151	0	0	0	151	151
Home equity	630	653	0	0	0	630	653
Other consumer	290	301	0	0	0	290	301
Total impaired consumer related loans	1,071	1,105	0	0	0	1,071	1,105
Total impaired loans	$32,643	$33,597	$6,927	$7,321	$3,312	$39,570	$40,918

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2021 and 2020. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended March 31, 2021
Builder & developer	$796	$0	$0	$0	$796	$0
Commercial real estate investor	1,136	11	0	0	1,136	11
Residential real estate investor	618	0	2,216	0	2,834	0
Hotel/Motel	12,461	0	0	0	12,461	0
Wholesale & retail	236	1	0	0	236	1
Manufacturing	7,651	0	0	0	7,651	0
Agriculture	2,147	37	1,119	0	3,266	37
Service	971	0	0	0	971	0
Other commercial	6,130	0	3,851	0	9,981	0
Total impaired commercial related loans	32,146	49	7,186	0	39,332	49
Residential mortgage	76	0	0	0	76	0
Home equity	643	0	0	0	643	0
Other consumer	274	3	0	0	274	3
Total impaired consumer related loans	993	3	0	0	993	3
Total impaired loans	$33,139	$52	$7,186	$0	$40,325	$52

Three months ended March 31, 2020
Builder & developer	$957	$12	$308	$0	$1,265	$12
Commercial real estate investor	1,347	22	0	0	1,347	22
Residential real estate investor	844	6	5,020	0	5,864	6
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	272	2	7,127	0	7,399	2
Manufacturing	13	3	1,073	0	1,086	3
Agriculture	2,098	19	1,012	0	3,110	19
Service	704	1	0	0	704	1
Other commercial	2,113	30	3,634	0	5,747	30
Total impaired commercial related loans	8,348	95	18,174	0	26,522	95
Residential mortgage	214	3	0	0	214	3
Home equity	672	21	0	0	672	21
Other consumer	223	3	0	0	223	3
Total impaired consumer related loans	1,109	27	0	0	1,109	27
Total impaired loans	$9,457	$122	$18,174	$0	$27,631	$122

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2021 and December 31, 2020.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2021
Builder & developer	$0	$282	$363	$822	$1,467	$143,310	$144,777
Commercial real estate investor	819	0	0	193	1,012	271,907	272,919
Residential real estate investor	0	0	0	2,873	2,873	230,796	233,669
Hotel/Motel	0	0	0	12,451	12,451	68,594	81,045
Wholesale & retail	198	38	0	0	236	98,980	99,216
Manufacturing	0	0	0	7,739	7,739	76,343	84,082
Agriculture	0	3,379	0	3,101	6,480	79,528	86,008
Service	0	0	0	971	971	86,841	87,812
Other	64	0	1,035	9,701	10,800	265,308	276,108
Total commercial related loans	1,081	3,699	1,398	37,851	44,029	1,321,607	1,365,636
Residential mortgage	67	153	0	0	220	94,808	95,028
Home equity	0	0	109	655	764	94,216	94,980
Other	1,423	373	0	257	2,053	21,454	23,507
Total consumer related loans	1,490	526	109	912	3,037	210,478	213,515
Total loans	$2,571	$4,225	$1,507	$38,763	$47,066	$1,532,085	$1,579,151

December 31, 2020
Builder & developer	$427	$489	$322	$379	$1,617	$145,992	$147,609
Commercial real estate investor	0	0	0	201	201	236,723	236,924
Residential real estate investor	136	0	0	2,797	2,933	235,525	238,458
Hotel/Motel	0	0	0	12,472	12,472	66,949	79,421
Wholesale & retail	29	0	0	0	29	108,396	108,425
Manufacturing	0	0	0	7,564	7,564	71,578	79,142
Agriculture	0	0	0	3,429	3,429	77,021	80,450
Service	0	709	0	971	1,680	75,158	76,838
Other	679	887	0	9,291	10,857	269,759	280,616
Total commercial related loans	1,271	2,085	322	37,104	40,782	1,287,101	1,327,883
Residential mortgage	0	0	937	151	1,088	94,663	95,751
Home equity	206	177	36	630	1,049	95,662	96,711
Other	717	321	0	290	1,328	22,916	24,244
Total consumer related loans	923	498	973	1,071	3,465	213,241	216,706
Total loans	$2,194	$2,583	$1,295	$38,175	$44,247	$1,500,342	$1,544,589

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $1,344,000 at March 31, 2021 and $1,395,000 at December 31, 2020. There were no allowances allocated to any TDRs at March 31, 2021 or December 31, 2020. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

As of March 31, 2021, there are no modifications for consumer loans, five mortgage loans totaling approximately $2,060,000 and 38 commercial loans totaling approximately $86,091,000 under the CARES Act, which are not considered TDRs.

The table below shows loans whose terms have been modified under TDRs during the three months ended March 31, 2021 and 2020. There were no defaults during the three months ended March 31, 2021 and March 31, 2020 for TDRs entered into during the previous 12 month period.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

March 31, 2021
None

March 31, 2020
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2021 and 2020.

	Allowance for Loan Losses
	January 1, 2021				March 31, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$0	$32	$2,066
Commercial real estate investor	3,177	0	0	233	3,410
Residential real estate investor	3,944	(50)	4	111	4,009
Hotel/Motel	1,440	0	0	208	1,648
Wholesale & retail	2,416	0	0	(305)	2,111
Manufacturing	840	0	0	(65)	775
Agriculture	1,288	0	0	163	1,451
Service	457	0	0	281	738
Other commercial	5,002	(42)	1	603	5,564
Total commercial related loans	20,598	(92)	5	1,261	21,772
Residential mortgage	256	0	0	0	256
Home equity	287	(5)	2	(2)	282
Other consumer	101	(7)	13	(9)	98
Total consumer related loans	644	(12)	15	(11)	636
Unallocated	22	0	0	(19)	3
Total	$21,264	$(104)	$20	$1,231	$22,411

	Allowance for Loan Losses
	January 1, 2020				March 31, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(170)	$0	$133	$2,226
Commercial real estate investor	2,565	0	0	117	2,682
Residential real estate investor	4,632	0	3	124	4,759
Hotel/Motel	742	0	0	314	1,056
Wholesale & retail	3,575	0	7	976	4,558
Manufacturing	1,252	0	0	64	1,316
Agriculture	1,304	0	0	(164)	1,140
Service	367	0	0	6	373
Other commercial	3,837	(7,511)	0	7,766	4,092
Total commercial related loans	20,537	(7,681)	10	9,336	22,202
Residential mortgage	158	0	0	77	235
Home equity	203	0	0	101	304
Other consumer	167	(5)	13	(78)	97
Total consumer related loans	528	(5)	13	100	636
Unallocated	1	0	0	(1)	0
Total	$21,066	$(7,686)	$23	$9,435	$22,838

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for March 31, 2021 and December 31, 2020.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2021
Builder & developer	$0	$2,066	$2,066	$1,016	$143,761	$144,777
Commercial real estate investor	0	3,410	3,410	1,108	271,811	272,919
Residential real estate investor	416	3,593	4,009	2,873	230,796	233,669
Hotel/Motel	0	1,648	1,648	12,451	68,594	81,045
Wholesale & retail	0	2,111	2,111	236	98,980	99,216
Manufacturing	0	775	775	7,739	76,343	84,082
Agriculture	570	881	1,451	3,103	82,905	86,008
Service	0	738	738	971	86,841	87,812
Other commercial	3,442	2,122	5,564	9,701	266,407	276,108
Total commercial related	4,428	17,344	21,772	39,198	1,326,438	1,365,636
Residential mortgage	0	256	256	0	95,028	95,028
Home equity	0	282	282	655	94,325	94,980
Other consumer	0	98	98	257	23,250	23,507
Total consumer related	0	636	636	912	212,603	213,515
Unallocated	0	3	3	0	0	0
Total	$4,428	$17,983	$22,411	$40,110	$1,539,041	$1,579,151

December 31, 2020
Builder & developer	$0	$2,034	$2,034	$575	$147,034	$147,609
Commercial real estate investor	0	3,177	3,177	1,163	235,761	236,924
Residential real estate investor	216	3,728	3,944	2,797	235,661	238,458
Hotel/Motel	0	1,440	1,440	12,472	66,949	79,421
Wholesale & retail	0	2,416	2,416	237	108,188	108,425
Manufacturing	0	840	840	7,564	71,578	79,142
Agriculture	615	673	1,288	3,429	77,021	80,450
Service	0	457	457	971	75,867	76,838
Other commercial	2,481	2,521	5,002	9,291	271,325	280,616
Total commercial related	3,312	17,286	20,598	38,499	1,289,384	1,327,883
Residential mortgage	0	256	256	151	95,600	95,751
Home equity	0	287	287	630	96,081	96,711
Other consumer	0	101	101	290	23,954	24,244
Total consumer related	0	644	644	1,071	215,635	216,706
Unallocated	0	22	22	0	0	0
Total	$3,312	$17,952	$21,264	$39,570	$1,505,019	$1,544,589

Note 6—Deposits

The composition of deposits as of March 31, 2021 and December 31, 2020 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $24,000 at March 31, 2021, compared to $55,000 at December 31, 2020.

	March 31,	December 31,
(dollars in thousands)	2021	2020
Noninterest bearing demand	$483,004	$396,947
Interest bearing demand	245,690	224,764
Money market	581,995	598,398
Savings	126,893	111,143
Time deposits less than $100	280,076	283,910
Time deposits $100 to $250	177,307	180,674
Time deposits $250 or more	69,098	67,703
Total deposits	$1,964,063	$1,863,539

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2021, the balance of securities sold under agreements to repurchase was $7,743,000 compared to $8,540,000 at December 31, 2020. At March 31, 2021 and December 31, 2020, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of March 31, 2021 and December 31, 2020. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	March 31,	December 31,
(dollars in thousands)	2021	2020
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due June 2021, 2.81%	$10,000	$10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	$35,000	$35,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.20%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.78% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,622	30,602
Total junior subordinated debt	$40,932	$40,912
Lease obligations included in long-term debt:
Finance lease liabilities	1,289	1,296
Total long-term debt	$77,221	$77,208

At March 31, 2021 there were no municipal deposit letters of credit compared to $42,000,000 at December 31, 2020. These letters of credit are issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Operating lease cost	$169	$203

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	12	12
Total finance lease cost	$24	$24

Total lease cost	$193	$227

Supplemental cash flow information related to leases was as follows:

	Three months ended
	March 31,
	2021	2020
Operating cash flows from operating leases	$173	$208
Operating cash flows from financing leases	12	12
Financing cash flows from financing leases	7	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0	186
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2021	2020
Assets:
Operating leases right-of-use assets	$2,198	$2,386
Finance leases assets	1,076	1,087
Total lease assets	$3,274	$3,473

Liabilities:
Operating	$2,325	$2,515
Financing	1,289	1,296
Total lease liabilities	$3,614	$3,811

Weighted Average Remaining Lease Term (years)
Operating leases	4.5	5.2
Finance leases	22.9	23.2

Weighted Average Discount Rate
Operating leases	2.63%	2.68%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands:)	March 31, 2021
Year Ending December 31,	Operating Leases	Finance Leases
2021	$500	$56
2022	611	75
2023	484	75
2024	397	75
2025	176	79
Thereafter	304	1,588
Total lease payments	2,472	1,948
Less imputed interest	(147)	(659)
Total	$2,325	$1,289

(dollars in thousands:)	December 31, 2020
Year Ending December 31,	Operating Leases	Finance Leases
2021	$667	$75
2022	604	75
2023	489	75
2024	413	75
2025	192	79
Thereafter	317	1,588
Total lease payments	2,682	1,967
Less imputed interest	(167)	(671)
Total	$2,515	$1,296

Note 9—Regulatory Matters

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of March 31, 2021, the Corporation and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31,2021 and December 31, 2020, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that man32 agement believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below.

			Minimum for Basel III		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2021
Capital ratios:
Common equity Tier 1	$194,747	13.13%	$103,788	7.00%	n/a	n/a
Tier 1 risk based	204,747	13.81	126,029	8.50	n/a	n/a
Total risk based	253,951	17.13	155,683	10.50	n/a	n/a
Leverage	204,747	9.39	87,203	4.00	n/a	n/a

at December 31, 2020
Capital ratios:
Common equity Tier 1	$191,863	13.10%	$102,504	7.00%	n/a	n/a
Tier 1 risk based	201,863	13.79	124,469	8.50	n/a	n/a
Total risk based	250,806	17.13	153,756	10.50	n/a	n/a
Leverage	201,863	9.58	84,250	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2021
Capital ratios:
Common equity Tier 1	$221,272	14.96%	$103,570	7.00%	$96,172	6.50%
Tier 1 risk based	221,272	14.96	125,763	8.50	118,365	8.00
Total risk based	239,815	16.21	155,355	10.50	147,957	10.00
Leverage	221,272	10.17	87,070	4.00	108,838	5.00

at December 31, 2020
Capital ratios:
Common equity Tier 1	$198,184	13.56%	$102,274	7.00%	$94,968	6.50%
Tier 1 risk based	198,184	13.56	124,190	8.50	116,884	8.00
Total risk based	216,484	14.82	153,411	10.50	146,105	10.00
Leverage	198,184	9.43	84,109	4.00	105,137	5.00

 (1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Share Repurchase

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

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation progam.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $17,278,000 of standby letters of credit outstanding on March 31, 2021, compared to $15,206,000 on December 31, 2020. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2021 and December 31, 2020, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2021
Securities available-for-sale:
U.S. agency	13,927	0	13,927	0
U.S. agency mortgage-backed, residential	123,021	0	123,021	0
State and municipal	30,169	0	30,169	0
Corporate debt	12,433	0	12,433	0

December 31, 2020
Securities available-for-sale:
U.S. agency	40,000	0	40,000	0
U.S. agency mortgage-backed, residential	110,896	0	110,896	0
State and municipal	24,300	0	24,300	0
Corporates	9,806	0	9,806	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At March 31, 2021, the fair value of impaired loans with a valuation allowance or partial charge-off was $3,422,000, net of valuation allowances of $4,428,000 and partial charge-offs of $373,000.  At December 31, 2020 the fair value of impaired loans with a valuation allowance or charge-off was $4,020,000, net of valuation allowances of $3,312,000 and charge-offs of $373,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2021 and December 31, 2020, there were no foreclosed real estate assets with a valuation allowance or write-down.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At March 31, 2021, the fair value of the mortgage servicing rights asset was $524,000. At December 31, 2020, the fair value of the mortgage servicing rights asset was $511,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2021
Impaired builder & developer loans	$196	$0	$0	$196
Impaired residential real estate investor loans	2,009	1,800	0	209
Impaired agriculture loans	508	0	0	508
Impaired other loans	709	0	0	709
Mortgage servicing rights	147	0	0	147

December 31, 2020
Impaired builder & developer loans	$196	$0	$0	$196
Impaired residential real estate investor loans	2,209	2,000	0	209
Impaired agriculture loans	544	0	0	544
Impaired other loans	1,071	0	0	1,071
Mortgage servicing rights	511	0	0	511

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2021
Impaired builder & developer loans	$196	Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired residential real estate investor loans	209	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired agriculture loans	508	Appraisal (1)	Appraisal adjustments (2)	22% -25%	23%
Impaired other loans	441	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	20%
Impaired other loans	268	Business asset valuation (3)	Business asset valuation adjustments (4)	50% - 50%	50%
Mortgage Servicing Rights	147	Multiple of annual service fee	Estimated prepayment speed based on rate and term	13.8% - 13.8%	13.8%

December 31, 2020
Impaired builder & developer loans	$196	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired residential real estate investor loans	209	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15
Impaired agriculture loans	544	Appraisal (1)	Appraisal adjustments (2)	25% - 25%	25%
Impaired other loans	89	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired other loans	982	Business asset valuation (3)	Business asset valuation adjustments (4)	40% - 50%	44%
Mortgage servicing rights	511	Multiple of annual service fee	Estimated prepayment speed based on rate and term	18.5% - 18.5%	18.5%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2021 and December 31, 2020.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2021
Financial assets
Cash and cash equivalents	$426,904	$426,904	$426,904	$0	$0
Securities available-for-sale	179,550	179,550	0	179,550	0
Restricted investment in bank stocks	2,278	N/A	N/A	N/A	N/A
Loans held for sale	13,324	14,592	0	14,592	0
Loans, net	1,556,740	1,550,508	0	0	1,550,508
Interest receivable	8,089	8,089	0	8,089	0

Financial liabilities
Deposits	$1,964,063	$1,967,314	$0	$1,967,314	$0
Short-term borrowings	7,743	7,743	0	7,743	0
Long-term debt (1)	45,310	43,275	0	35,387	7,888
Subordinated debentures	30,622	32,408	0	32,408	0
Interest payable	881	881	0	881	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2020
Financial assets
Cash and cash equivalents	$335,793	$335,793	$335,793	$0	$0
Securities available-for-sale	185,002	185,002	0	185,002	0
Restricted investment in bank stocks	2,593	N/A	N/A	N/A	N/A
Loans held for sale	15,981	17,228	0	17,228	0
Loans, net	1,523,325	1,527,295	0	0	1,527,295
Interest receivable	8,352	8,352	0	8,352	0

Financial liabilities
Deposits	$1,863,539	$1,868,203	$0	$1,868,203	$0
Short-term borrowings	8,540	8,540	0	8,540	0
Long-term debt (1)	45,310	43,005	0	35,571	7,434
Subordinated debentures	30,602	31,159	0	31,159	0
Interest payable	532	532		532	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
March 31, 2021
Repurchase Agreements	$7,743	$0	$7,743	$(8,673)	$0	$0	$(930)

December 31, 2020
Repurchase Agreements	$8,540	$0	$8,540	$(10,255)	$0	$0	$(1,715)

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

•The risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

•Impact of COVID-19 pandemic.

COVID-19

The rollout of vaccines in the Company’s Pennsylvania and Maryland markets, coupled with the decline in COVID-19 cases compared to the last quarter of 2020, provided the impetus for Management to re-open financial center lobbies. On March 1st, PeoplesBank re-opened all financial center lobbies and reverted to full staffing complements in all financial centers. The re-opening of lobbies in March also resulted in the highest level of new retail deposit account openings since January 2020. March also set a new record for the highest online banking engagement with retail clients.

Associates

Approximately 38 percent of associates continue to work remotely on a full or part-time basis. A phased approach and a comprehensive plan to safely return associates working remotely has been developed, and will be implemented as the number of COVID-19 cases decline and after the majority of associates are able to obtain a COVID vaccine.

Re-Opening

At this time, all Financial Centers are operating with pre-pandemic lobby and drive thru hours, with the exception of two financial centers that are operating with limited lobby hours. All Retirement Community Office lobbies remain open by appointment only with several modifications to ensure safety of clients and associates. Three Loan Production Offices (Hanover, Centerville and Bel Air) remain closed.

Client Hardship

PeoplesBank continues to responsibly and prudently extend credit to qualified borrowers. PeoplesBank began accepting applications for a second round of SBA Paycheck Protection Program (PPP) funding on January 20, 2021. PeoplesBank has processed approximately 722 second round PPP loans totaling $72.6 million. These PPP loans support 9,076 jobs. The majority of these loans (83 percent) support small businesses with loan amounts below $150,000, of which a portion (39 percent) support very small businesses with loan amounts below $25,000. Nearly 16 percent of the second round loan applicants were first time applicants of PPP loans.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses and the fair value of its available-for-sale securities portfolio, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020.

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

FINANCIAL HIGHLIGHTS

The Corporation’s net income (earnings) was $3,900,000 for the quarter ended March 31, 2021, as compared to a net loss of $(2,989,000) for the quarter ended March 31, 2020, an increase of $6,889,000 or 230 percent.

•Net interest income for the first quarter of 2021 increased $110,000 or 1 percent above the same period in 2020, primarily due to lower deposits rates, partially offset by lower rates on loans in the first quarter 2021 as compared to the first quarter 2020.

•The Corporation’s net interest margin (tax-equivalent basis) for the first quarter 2021 was 3.04 percent, compared to 3.44 percent for the first quarter 2020. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand and time deposits.

•The provision for loan losses for the first quarter 2021 was $1,231,000, as compared to $9,435,000 for the first quarter 2020. The decreased provision expense in the first quarter 2021 was attributed primarily to a partial charge off arising from a single, large commercial lending relationship in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.42 percent at March 31, 2021 as compared to 1.38 percent at December 31, 2020 and 1.55 percent at March 31, 2020.

•Noninterest income for the first quarter 2021 increased $1,010,000 or 30 percent compared to the first quarter 2020. Trust and investment service fees and mutual fund, annuity and insurance sales, gain on sales from loans held for sale and other income each increased over the prior period.

•Noninterest expense in the first quarter 2021 was $387,000 or 3 percent higher than the first quarter 2020. Personnel costs, professional and legal, FDIC insurance, external data processing and other expense each increased over the prior period. The increase was partially offset by a decrease in marketing, debit card processing and charitable donations.

•The provision for income taxes for the first quarter 2021 increased by $2,048,000 or 210 percent as compared to the first quarter 2020 as a result of the higher income before taxes in the first quarter 2021 as compared to the first quarter 2020.

The schedule below presents selected performance metrics for the first quarter of both 2021 and 2020.

	Three months ended
	March 31,
	2021	2020
Basic earnings (loss) per share	$0.40	$(0.31)
Diluted earnings (loss) per share	$0.40	$(0.31)
Cash dividend payout ratio	32.75%	(52.30)%
Return (loss) on average assets	0.71%	(0.63)%
Return (loss) on average equity	7.96%	(6.15)%
Net interest margin (tax equivalent basis)	3.04%	3.44%
Net overhead ratio	1.69%	2.09%
Efficiency ratio	68.36%	70.42%
Average equity to average assets	8.97%	10.23%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2021 was $15,477,000, an increase of $110,000 or 1 percent compared to net interest income of $15,367,000 for the first quarter 2020. The increase was primarily attributable to lower deposit rates, partially offset by lower rates on loans in the first quarter 2021 as compared to the first quarter 2020.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.04 percent for the first quarter 2021 compared to the 3.44 percent for the first quarter 2020. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks and lower interest rates on loans, partially offset by lower rates on interest bearing demand and time deposits.

Total interest income for the first quarter 2021 totaled $18,375,000, a decrease of $1,814,000 or 9 percent below the amount of total interest income for the first quarter 2020. The change was primarily a result of lower rates on commercial loans, lower rates on investment securities, and lower rates on interest bearing deposits with banks.

Interest and dividend income on investments decreased $331,000 or 32 percent in the first quarter 2021 compared to the same period in 2020. The average balance of the investment securities portfolio increased $7,449,000 or 5 percent when comparing the first quarter 2021 to the same period in 2020. The tax-equivalent yield on investments for the first quarter 2021 was 1.75 percent or 88 basis points lower than the 2.63 percent experienced in the first quarter 2020.

Interest income on loans decreased $1,172,000 or 6 percent in the first quarter 2021 compared to the same period in 2020. The average balance of outstanding loans, primarily commercial loans, increased approximately $72,300,000 or 5 percent comparing the first quarter 2021 to the same period in 2020. Lower rates on the loan portfolio were the primary driver of the decrease in interest income on loans, which was partially offset by a higher volume of commercial loans. The tax-equivalent yield on loans for the first quarter 2021 was 4.53 percent or 49 basis points less than the 5.02 percent experienced in the first quarter 2020.

Total interest expense for the first quarter 2021 was $2,898,000, a decrease of $1,924,000 or 40 percent as compared to total interest expense of $4,822,000 for the first quarter 2020. The change was primarily the result of a decrease in the cost of interest bearing demand and time deposits.

Interest expense on deposits decreased $2,056,000 or 48 percent in the first quarter 2021 compared to the same period in 2020. The average rate paid on interest bearing deposits was 0.62 percent in the first quarter 2021 or 67 basis points lower than the average rate paid of 1.29 percent in the first quarter 2020. The average balance of interest bearing deposits for the first quarter 2021 increased by $128,678,000 or 10 percent compared to the first quarter 2020. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first quarter 2021 increasing 59 percent to $423,830,000 as compared to $267,366,000 for the first quarter 2020. The increase was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans and consumer stimulus payments.

For the first quarter 2021 interest expense on borrowings (long-term debt and subordinated debentures) increased $133,000 or 25 percent compared to the first quarter 2020. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $7,735,000 for the first quarter 2021, compared to an average balance of $7,040,000 for the first quarter 2020.

The rate on average short-term borrowings for the first quarter 2021 was 0.42 percent, a decrease as compared to a rate of 0.51 percent for the first quarter 2020. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and subordinated debentures issued in December 2020 by the Corporation, averaged $79,659,000 for the first quarter 2021 and $84,669,000 for the first quarter 2020. For the first quarter 2021, the rate on average long-term borrowings was 3.41 percent, an increase of 86 basis points as compared to a rate of 2.55 percent for the first quarter 2020, primarily related to the issuance of subordinated debentures in December 2020 by the Corporation.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$325,193	$81	0.10%	$132,346	$392	1.19%
Investment securities:
Taxable	151,517	608	1.63	139,897	892	2.56
Tax-exempt	19,401	118	2.47	23,572	175	2.99
Total investment securities	170,918	726	1.72	163,469	1,067	2.63

Loans:
Taxable (1)	1,567,817	17,515	4.53	1,493,590	18,668	5.03
Tax-exempt	9,899	97	3.97	11,826	120	4.09
Total loans	1,577,716	17,612	4.53	1,505,416	18,788	5.02
Total earning assets	2,073,827	18,419	3.60	1,801,231	20,247	4.52
Other assets (2)	111,868			98,372
Total assets	$2,185,695			$1,899,603
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$814,058	$430	0.21%	$694,589	$1,297	0.75%
Savings	117,627	15	0.05	87,549	20	0.09
Time	529,466	1,775	1.36	550,335	2,959	2.16
Total interest bearing deposits	1,461,151	2,220	0.62	1,332,473	4,276	1.29
Short-term borrowings	7,735	8	0.42	7,040	9	0.51
Long-term debt	79,659	670	3.41	84,669	537	2.55
Total interest bearing liabilities	1,548,545	2,898	0.76	1,424,182	4,822	1.36

Noninterest bearing deposits	423,830			267,366
Other liabilities	17,340			13,688
Shareholders' equity	195,980			194,367

Total liabilities and
shareholders' equity	$2,185,695			$1,899,603
Net interest income (tax equivalent basis)		$15,521			$15,425
Net interest margin (3)			3.04%			3.44%
Tax equivalent adjustment		(44)			(58)
Net interest income		$15,477			$15,367

(1)Average balance includes average nonaccrual loans of $37,711,000 for 2021 and $26,630,000 for 2020.

Interest includes net loan fees of $2,705,000 for 2021 and $819,000 for 2020.

(2)Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2021 vs. 2020
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$571	$(882)	$(311)
Investment securities:
Taxable	98	(382)	(284)
Tax-exempt	(31)	(26)	(57)
Loans:
Taxable	2,664	(3,817)	(1,153)
Tax-exempt	(19)	(4)	(23)
Total interest income	3,283	(5,111)	(1,828)
Interest Expense
Deposits:
Interest bearing demand	189	(1,056)	(867)
Savings	7	(12)	(5)
Time	(112)	(1,072)	(1,184)
Short-term borrowings	1	(2)	(1)
Long-term debt	(214)	347	133
Total interest expense	(129)	(1,795)	(1,924)
Net interest income (tax equivalent basis)	$3,412	$(3,316)	$96

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the first quarter 2021 was $1,231,000, an $8,204,000 decrease as compared to $9,435,000 provision for the first quarter 2020. The decreased provision expense in the first quarter 2021 was attributed primarily to a partial charge off arising from a single, large commercial lending relationship in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.42 percent at March 31, 2021, as compared to 1.38 percent at December 31, 2020 and 1.55 percent at March 31, 2020.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 45.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter 2021, compared to the first quarter 2020.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Trust and investment services fees	$1,052	$994	$58	6%
Income from mutual fund, annuity and insurance sales	300	261	39	15
Service charges on deposit accounts	1,221	1,130	91	8
Income from bank owned life insurance	270	286	(16)	(6)
Other income	563	439	124	28
Gain on sales of loans held for sale	1,050	298	752	252
(Loss) gain on sales of securities	(23)	15	(38)	*nm
Total noninterest income	$4,433	$3,423	$1,010	30%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Other income—The $124,000 or 28 percent increase in other income is due to an increase in mortgage servicing fees during the first quarter 2021 compared to the first quarter 2020.

Gain on sales of loans held for sale—The $752,000 or 252 percent increase in gain on sales of loans was due to the sale of a larger volume of the mortgage loans to the secondary market during the first quarter 2021 compared to the first quarter 2020.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter 2021, compared to the first quarter 2020.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Personnel	$8,428	$7,805	$623	8%
Occupancy of premises, net	973	926	47	5
Furniture and equipment	838	853	(15)	(2)
Professional and legal	351	205	146	71
Marketing	265	325	(60)	(18)
FDIC insurance	226	167	59	35
Debit card processing	280	389	(109)	(28)
Charitable donations	188	872	(684)	(78)
External data processing	820	704	116	16
Loss on foreclosed real estate, including provision for losses	0	20	(20)	(100)
Impaired loan carrying costs	100	286	(186)	(65)
Other	1,237	767	470	61
Total noninterest expense	$13,706	$13,319	$387	3%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $623,000 or 8 percent increase in personnel expense is primarily the result of higher bonus accruals, mortgage lender commissions and actual medical claims expense in 2021 compared to the prior period.

Professional and legal—The $146,000 or 71 percent increase in professional and legal expense is attributed to additional CPA fees associated with the prior period’s change in auditor and higher legal fees during the period to support various company initiatives.

Marketing—The $60,000 or 18 percent decrease in marketing expense is attributed to continuing delays with various marketing campaigns due to the COVID-19 pandemic.

FDIC insurance—The $59,000 or 35 percent increase in FDIC insurance expense is attributed to the asset growth of the company.

Charitable donations—The $684,000 or 78 percent decrease in charitable donations expense is attributed to a delay in charitable donations due to the COVID-19 pandemic.

Loss on foreclosed real estate, including provision for losses—The $20,000 decrease in loss on foreclosed real estate expense is primarily attributed to expenses associated with a loss on foreclosed real estate recognized in the prior period.

Impaired loan carrying costs—The $186,000 or 65 percent decrease in impaired loan carrying costs expense is primarily attributed to a decrease in expenses associated with impaired loans compared to the prior period.

Other—The $470,000 or 61 percent increase in other expense is primarily attributed to the lack in tax benefits associated with charitable donations in the current period due to the delay of those donations.

Provision for Income Taxes

The provision for income taxes for the first quarter 2021 was $1,073,000, an increase of $2,048,000 or 210 percent as compared to the first quarter 2020. The increase was attributed to higher pre-tax net income for the first quarter 2021 compared to the first quarter 2020. The effective tax rate for the three months ended March 31, 2021 was 21.6 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On March 31, 2021, interest bearing deposits with banks totaled $408,884,000, an increase of $95,415,000 or 30 percent, compared to the level at year-end 2020. The increase is primarily the result of the growth in client deposits, offset by loan growth.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2021, the fair value of investment securities available-for-sale totaled $179,550,000, which represented a decrease of $5,452,000 as compared to the fair value of investment securities at year-end 2020. Cash flows from principal reductions, sales and maturities during the first three months of 2021 exceeded the purchases during the period.

Loans

On March 31, 2021, total loans, net of deferred fees, were $1.56 billion, which was $33,415,000 or 2 percent higher than the level at year-end 2020. The change in volume was due primarily to an increase in PPP loans, which totaled approximately $152.2 million at March 31, 2021. Commercial loans within the commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2021, deposits totaled $1.96 billion, which reflected a $100,524,000 or 5 percent increase compared to the level at year-end 2020. Of the increase in total deposits, $86,057,000 is attributable to noninterest bearing deposits and $14,467,000 is related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $7,743,000 at March 31, 2021, which reflected a $797,000 or 9 percent decrease compared to the level at year-end 2020.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2021, long-term debt, including subordinated debentures totaled $77,221,000 compared to $77,208,000 at year-end 2020. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Other Liabilities

Other liabilities totaled $28,401,000 at March 31, 2021, which reflected a $15,964,000 or 128 percent increased compared to the level at year-end 2020. The increase was due divided between securities purchased prior to quarter end with settlement dates after quarter end and participation loans paid off where funds were due to the participant bank.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $198,751,000 on March 31, 2021, an increase of approximately $791,000 or less than 1 percent compared to the level at year-end 2020.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.11 per share and a special cash dividend of $0.02 per share on April 13, 2021, payable on May 11, 2021, to shareholders of record at the close of business on April 27, 2021. These cash dividends follow a quarterly cash dividend of $0.11 per share and a special cash dividend of $0.02 per share distributed in February 2021.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2021 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on March 31, 2021 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

RISK MANAGEMENT

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at March 31, 2021 has increased by approximately $800,000 or 2 percent when compared to year-end 2020. The increase was the result of a slight increase in both nonaccrual loans and accruing loans 90 days or more past due.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2021 compared to December 31, 2020.

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2021	2020

Nonaccrual loans	$38,763	$38,175
Accruing loans 90 days or more past due	1,507	1,295
Total nonperforming loans	40,270	39,470
Total nonperforming assets	$40,270	$39,470
Accruing troubled debt restructurings	$1,344	$1,395

Total period-end loans, net of deferred fees	$1,579,151	$1,544,589
Allowance for loan losses (ALL)	$22,411	$21,264
ALL as a % of total period-end loans	1.42%	1.38%
Net charge-offs year-to-date, annualized as a % of average total loans	0.02%	0.93%
ALL as a % of nonperforming loans	55.65%	53.87%
Nonperforming loans as a % of total period-end loans	2.55%	2.56%
Nonperforming assets as a % of total period-end
loans and net foreclosed real estate	2.55%	2.56%
Nonperforming assets as a % of total period-end assets	1.77%	1.83%
Nonperforming assets as a % of total period-end
shareholders' equity	20.26%	19.94%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2021, the nonperforming loan portfolio balance totaled $40,270,000, compared to $39,470,000 at year-end 2020. During the first three months of 2021, loans totaling $2,806,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $2,218,000. In addition, accruing loans 90 days or more past due increased $212,000 in the first three months of 2021. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of March 31, 2021 and December 31, 2020 there was no foreclosed real estate.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of March 31, 2021, the accruing troubled debt restructuring portfolio balance totaled $1,344,000, compared to $1,395,000 at year-end 2020. The $51,000 decrease was the result of principal repayments.

As of March 31, 2021, there are no modifications remaining for consumer loans, 5 mortgage loans totaling approximately $2,060,000 and 38 commercial loans totaling approximately $86,091,000 under the CARES Act, which are not considered TDRs.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2021	2020
Balance-January 1,	$21,264	$21,066

Provision charged to operating expense	1,231	9,435

Loans charged off:
Commercial, financial and agricultural	92	7,585
Real estate - construction and land development	0	97
Consumer and home equity	12	4
Total loans charged off	104	7,686
Recoveries:
Commercial, financial and agricultural	5	10
Consumer and home equity	15	13
Total recoveries	20	23
Net charge-offs	84	7,663
Balance-March 31,	$22,411	$22,838

Ratios:
Annualized net charge-offs as a % of average total loans	0.02%	2.04%
Allowance for loan losses as a % of total period-end loans	1.42%	1.55%
Allowance for loan losses as a % of nonperforming loans	55.65%	80.99%

The provision for loan losses decreased $8,204,000 from March 31, 2020 to March 31, 2021. The decreased provision expense in the first quarter 2021 was attributed primarily to a partial charge off arising from a single, large commercial lending relationship in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Net charge-offs for the first three months of 2021 were $84,000 compared to $7,663,000 for the same period in 2020. During the first three months of 2021, there were $104,000 of charge-offs as compared to $7,686,000 during the same period in 2020. The risks and uncertainties associated with the COVID-19 pandemic, weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.42 percent at March 31, 2021, as compared to 1.38 percent at December 31, 2020 and 1.55 percent at March 31, 2020.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2021, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $28,383,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $499,318,000. The Corporation’s loan-to-deposit ratio was approximately 80 percent as of March 31, 2021, 83 percent as of December 31, 2020 and 90 percent as of March 31, 2020.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2021, totaled $599,083,000 and consisted of $464,529,000 in unfunded commitments under existing loan facilities, $117,276,000 to grant new loans and $17,278,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19, provided the loan was not past due as of December 31, 2019. Section 541 of the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020, extending the provisions in Section 4013 of the CARES Act to January 1, 2022. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of March 31, 2021, the Corporation has remaining loan modifications totaling approximately $88 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of March 31, 2021 of approximately $152 million.

At its October 16, 2019 meeting, the FASB approved a deferral of the effective date for several of its recent standards. The proposal creates two new “buckets”: (1) SEC filers other than smaller reporting companies (SRCs, as defined by the SEC) and (2) all other entities. For the Corporation, this would apply to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which has not yet been adopted by the Corporation. The effective date of the CECL standard would be for fiscal years beginning after December 15, 2022. The Corporation will continue to move forward with the project.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within plolicy limits at March 31, 2021.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$5,739	9.18%	(5.00)%
-100	$(3,013)	(4.82)%	(5.00)%

+200	$12,850	20.55%	(15.00)%
-200	$(7,066)	(11.30)%	(15.00)%

+300	$19,847	31.74%	(25.00)%

+400	$26,847	42.93%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of March 31, 2021, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factor described immediately below, there have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Outbreak – In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States. On March 13, 2020, President Trump declared the ongoing COVID-19 pandemic of sufficient severity and magnitude to warrant an emergency declaration for all states, territories, and the District of Columbia.

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

While the Corporation continues to evaluate the disruption caused by the pandemic and impact of the CARES Act, these events may have a material adverse impact on the Corporation’s results of future operations, financial position, capital, and liquidity in fiscal year 2021. Further, a decrease in results of future operations may place a strain on the Corporation’s capital reserve ratios.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the Program for the quarter ended March 31, 2021.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

May 3, 2021	/s/ Larry J. Miller
Date	Larry J. Miller,
Chairman,President
and Chief Executive Officer (Principal Executive Officer)

May 3, 2021	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)