Form 10-Q
period 2021-06-30
CODORUS VALLEY BANCORP INC
filed 2021-08-02
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 23, 2021, 9,751,923 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2021	2020
Assets
Interest bearing deposits with banks	$377,588	$313,469
Cash and due from banks	19,444	22,324
Total cash and cash equivalents	397,032	335,793
Securities, available-for-sale	208,611	185,002
Restricted investment in bank stocks, at cost	1,311	2,593
Loans held for sale	4,795	15,981
Loans (net of deferred fees of $6,785- 2021 and $6,134 - 2020)	1,543,812	1,544,589
Less-allowance for loan losses	(22,011)	(21,264)
Net loans	1,521,801	1,523,325
Premises and equipment, net	22,316	25,206
Operating leases right-of-use assets	2,063	2,386
Goodwill	2,301	2,301
Other assets	75,923	69,612
Total assets	$2,236,153	$2,162,199

Liabilities
Deposits
Noninterest bearing	$472,154	$396,947
Interest bearing	1,483,176	1,466,592
Total deposits	1,955,330	1,863,539
Short-term borrowings	13,393	8,540
Long-term debt	21,592	46,606
Subordinated debentures - face amount $31,000 (less unamortized discount and debt
issuance cost of $358 at June 30, 2021 and $398 at December 31, 2020)	30,642	30,602
Operating leases liabilities	2,185	2,515
Other liabilities	13,738	12,437
Total liabilities	2,036,880	1,964,239

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at June 30, 2021 and 0 at December 31, 2020	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,187 at June 30, 2021 and 9,820,882 at December 31, 2020; and
shares outstanding: 9,750,555 at June 30, 2021 and 9,820,882 at December 31, 2020	24,708	24,552
Additional paid-in capital	141,940	141,461
Retained earnings	33,000	28,380
Accumulated other comprehensive income	2,114	3,567
Treasury stock, at cost; 132,632 shares at June 30, 2021	(2,489)	0
Total shareholders' equity	199,273	197,960
Total liabilities and shareholders' equity	$2,236,153	$2,162,199

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income
Loans, including fees	$16,492	$17,880	$34,084	$36,644
Investment securities:
Taxable	790	761	1,372	1,581
Tax-exempt	86	126	180	267
Dividends	23	23	49	95
Other	105	48	186	440
Total interest income	17,496	18,838	35,871	39,027

Interest expense
Deposits	1,949	3,501	4,169	7,777
Federal funds purchased and other short-term borrowings	10	11	18	20
Long-term debt	205	426	457	963
Subordinated debentures	418	0	836	0
Total interest expense	2,582	3,938	5,480	8,760
Net interest income	14,914	14,900	30,391	30,267
Provision for loan losses	352	2,550	1,583	11,985
Net interest income after provision for loan losses	14,562	12,350	28,808	18,282

Noninterest income
Trust and investment services fees	1,143	946	2,195	1,940
Income from mutual fund, annuity and insurance sales	344	249	644	510
Service charges on deposit accounts	1,319	975	2,540	2,105
Income from bank owned life insurance	427	279	697	565
Other income	359	482	922	921
Gain on sales of loans held for sale	933	554	1,983	852
Loss on write down of assets held for sale	(1,174)	0	(1,174)	0
Gain (loss) on sales of securities	0	50	(23)	65
Total noninterest income	3,351	3,535	7,784	6,958

Noninterest expense
Personnel	8,268	7,196	16,696	15,001
Occupancy of premises, net	856	865	1,829	1,791
Furniture and equipment	793	841	1,631	1,694
Professional and legal	253	245	604	450
Marketing	438	311	703	636
FDIC insurance	192	172	418	339
Debit card processing	397	284	677	673
Charitable donations	750	93	938	965
External data processing	858	704	1,678	1,408
Gain on foreclosed real estate, including recovery of losses	0	(193)	0	(173)
Impaired loan carrying costs	87	190	187	476
Other	888	1,422	2,125	2,189
Total noninterest expense	13,780	12,130	27,486	25,449
Income (loss) before income taxes	4,133	3,755	9,106	(209)
Provision (benefit) for income taxes	851	705	1,924	(270)
Net income	$3,282	$3,050	$7,182	$61
Net income per share, basic	$0.33	$0.31	$0.73	$0.01
Net income per share, diluted	$0.33	$0.31	$0.73	$0.01

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	June 30,
(dollars in thousands)	2021	2020
Net income	$3,282	$3,050
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period
(net of tax expense of $170 and $99, respectively)	640	373
Reclassification adjustment for gains included in net income
(net of tax expense of $0 and $11, respectively) (a) (b)	0	(39)
Net unrealized gains	640	334
Comprehensive income	$3,922	$3,384

	Six months ended
	June 30,
(dollars in thousands)	2021	2020
Net income	$7,182	$61
Other comprehensive income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($391) and $846, respectively)	(1,472)	3,183
Reclassification adjustment for losses (gains) included in net income
(net of tax (benefit) expense of ($5) and $14, respectively) (a) (b)	18	(51)
Net unrealized (losses) gains	(1,454)	3,132
Comprehensive income	$5,728	$3,193

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$7,182	$61
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,317	1,386
Net amortization of premiums on securities	524	390
Amortization of deferred loan origination fees and costs	(3,725)	(1,236)
Net amortization of operating lease right of use assets	299	336
Net amortization of finance lease right of use assets	24	24
Amortization of subordinated debentures issuance fees	41	0
Net change in operating lease liabilities	(307)	(345)
Provision for loan losses	1,583	11,985
Writedown of assets held for sale	1,174	0
Provision for losses on foreclosed real estate	0	18
Increase in bank owned life insurance	(697)	(565)
Originations of mortgage loans held for sale	(54,122)	(28,865)
Originations of SBA loans held for sale	(515)	(872)
Proceeds from sales of mortgage loans held for sale	60,170	24,663
Proceeds from sales of SBA loans held for sale	7,606	140
Gain on sales of mortgage loans held for sale	(1,769)	(843)
Gain on sales of SBA loans held for sale	(214)	(9)
Gain on disposal of premises and equipment	(25)	0
Loss (gain) on sales of securities, available-for-sale	23	(65)
Gain on sales of foreclosed real estate	0	(214)
Stock-based compensation	395	250
Decrease (increase) in interest receivable	3,058	(1,519)
Increase in other assets	(761)	(245)
Increase in interest payable	(203)	(225)
Decrease in other liabilities	1,503	98
Net cash provided by operating activities	22,561	4,348
Cash flows from investing activities
Purchases of securities, available-for-sale	(207,323)	(43,705)
Maturities, repayments and calls of securities, available-for-sale	177,523	21,679
Sales of securities, available-for-sale	3,803	26,288
Net decrease in restricted investment in bank stock	1,282	1,958
Net decrease (increase) in loans made to customers	3,667	(106,892)
Purchases of premises and equipment	(543)	(1,758)
Investment in bank owned life insurance	(7,000)	0
Proceeds from bank owned life insurance	450	0
Proceeds from sales of foreclosed real estate	0	1,011
Net cash used in investing activities	(28,141)	(101,419)
Cash flows from financing activities
Net increase in demand and savings deposits	114,372	211,867
Net (decrease) increase in time deposits	(22,581)	5,211
Net increase in short-term borrowings	4,853	1,551
Repayment of long-term debt	(25,000)	(35,000)
Net change in finance lease liabilities	(14)	(12)
Cash dividends paid to shareholders	(2,562)	(3,123)
Payment of taxes related to stock withheld	(5)	(2)
Treasury stock reissued	188	89
Treasury stock repurchased	(2,672)	(87)
Proceeds from issuance of stock	240	347
Net cash provided by financing activities	66,819	180,841
Net increase in cash and cash equivalents	61,239	83,770
Cash and cash equivalents at beginning of year	335,793	131,591
Cash and cash equivalents at end of period	$397,032	$215,361

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			3,900			3,900
Other comprehensive loss, net of tax				(2,093)		(2,093)
Cash dividends ($0.130 per share)			(1,278)			(1,278)
Stock-based compensation		101				101
Withheld stock - 279 shares					(5)	(5)
Issuance and reissuance of stock:
7,175 shares under the dividend reinvestment and stock purchase plan	18	98				116
5,702 shares under the employee stock option plan	14	31			5	50
43,212 shares of stock-based compensation awards	108	(108)				0
Balance, March 31, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Balance, April 1, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Net income			3,282			3,282
Other comprehensive income, net of tax				640		640
Cash dividends ($0.130 per share)			(1,284)			(1,284)
Stock-based compensation		294				294
Repurchased stock - 142,541 shares					(2,672)	(2,672)
Issuance and reissuance of stock:
6,495 shares under the dividend reinvestment and stock purchase plan	16	104				120
9,909 shares under employee stock purchase plan		(41)			183	142
Balance, June 30, 2021	$24,708	$141,940	$33,000	$2,114	$(2,489)	$199,273
Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net loss			(2,989)			(2,989)
Other comprehensive income, net of tax				2,798		2,798
Cash dividends ($0.160 per share)			(1,561)			(1,561)
Stock-based compensation		120				120
Repurchased stock - 5,335 shares					(87)	(87)
Withheld stock - 102 shares					(2)	(2)
Issuance and reissuance of stock:
6,706 shares under the dividend reinvestment and stock purchase plan	17	132				149
6,468 shares of stock-based compensation awards	16	(16)				0
Balance, March 31, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Balance, April 1, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Net income			3,050			3,050
Other comprehensive income, net of tax				334		334
Cash dividends ($0.160 per share)			(1,562)			(1,562)
Stock-based compensation		130				130
Issuance and reissuance of stock:
12,536 shares under the dividend reinvestment and stock purchase plan	18	44			89	151
1,000 shares under the stock option plan	2	3				5
(767) shares of stock-based compensation awards	(2)	2				0
11,116 shares under employee stock purchase plan	28	103				131
Balance, June 30, 2020	$24,469	$140,968	$21,957	$4,441	$0	$191,835

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of June 30, 2021, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended June 30, 2021. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2021 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP”) was signed into law. Chief among the $1.9 trillion stimulus act is additional support for individuals, including $1,400 checks to many Americans, extended unemployment benefits, and expanded tax credits. In addition, ARP provides funding for state and local governments and support for businesses continuing to struggle as a result of the pandemic, including a modest increast to PPP, expanded eligibility to more non-profits, a grant program for restaurants that have suffered pandemic-related losses, and extended payroll support for the airline industry.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, when the loan was not past due greater than 30 days as of December 31, 2019. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of June 30, 2021, the Corporation has remaining loan modifications totaling approximately $69,000,000. The Corporation has been an active participant in the SBA Paycheck Protection Program (PPP), with outstanding PPP loans as of June 30, 2021 of approximately $99,000,000, which includes $66,500,000 of new PPP loans originated in 2021.

Loan-Level Interest Rate Swaps

Beginning during the second quarter of 2021, PeoplesBank entered into loan-level interest rate swaps (“swaps”) to facilitate certain customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan customers, and PeoplesBank simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the customer pays a fixed interest rate and PeoplesBank receives a floating interest rate.  The swap positions with customers are equally offset with the dealer counterparties to minimize the potential impact on PeoplesBank’s financial statements.

Pursuant to agreements with the dealer counterparties, PeoplesBank may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Based upon the current positions and related future collateral requirements relating to them, PeoplesBank believes any effect on its cash flow or liquidity position to be immaterial.

Derivatives contain an element of credit risk, including the possibility that PeoplesBank will incur a loss because a party to the agreements, which may be a dealer counterparty or a customer, fails to meet its contractual obligations. Derivative contracts may only be executed with dealer counterparties as approved by the Board of Directors.  Similarly, derivatives with customers may only be executed with customers within credit exposure limits as approved by the Board of Directors. Loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

Interest rate swaps, recorded at fair value, are included in other assets on the Consolidated Balance Sheets. Additional information is provided in Note 15 – Interest Rate Swaps.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at June 30, 2021 consisted of a retail banking property scheduled to be closed in the fourth quarter 2021, totaling $945,000 and is included in other assets on the Consolidated Balance Sheets. An impairment charge of approximately $1,200,000 was recorded during the three months ended June 30, 2021. There were no bank premises and equipment designated as held for sale as of December 31, 2020.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2021 there was no foreclosed real estate. Included within loans receivable as of June 30, 2021 was a recorded investment of $105,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $206,000 as of December 31, 2020.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2021, the balance of residential mortgage loans serviced for third parties was $73,927,000 compared to $87,142,000 at December 31, 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Amortized cost:
Balance at beginning of period	$524	$739	$511	$965
Originations of mortgage servicing rights	15	42	31	55
Amortization expense	(83)	(122)	(174)	(188)
Valuation allowance	2	(10)	90	(183)
Balance at end of period	$458	$649	$458	$649

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$3,282	$3,050	$7,182	$61

Weighted average shares outstanding (basic)	9,816	9,770	9,829	9,765
Effect of dilutive stock options	32	24	29	33
Weighted average shares outstanding (diluted)	9,848	9,794	9,858	9,798

Basic earnings per share	$0.33	$0.31	$0.73	$0.01
Diluted earnings per share	$0.33	$0.31	$0.73	$0.01

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2021	2020
Cash paid during the period for:
Income taxes	$2,385	$0
Interest	$5,682	$8,985

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$121
Transfer of premises and equipment to assets held for sale	$2,119	$0
Initial recognition of operating lease right-of-use assets	$18	$186
Initial recognition of operating lease liabilities	$18	$186
Increase in other liabilities for purchase of securities settling after quarter end	$0	$663

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

Note 2 – Securities

A summary of securities available-for-sale at June 30, 2021 and December 31, 2020 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2021, 80.5 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania and 11.4 percent was concentrated in the state of Texas. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.6 million. At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2021
Debt securities:
U.S. agency	$2,000	$0	$(38)	$1,962
U.S. agency mortgage-backed, residential	152,302	3,242	(632)	154,912
State and municipal	32,314	288	(367)	32,235
Corporates	19,320	217	(35)	19,502
Total debt securities	$205,936	$3,747	$(1,072)	$208,611
December 31, 2020
Debt securities:
U.S. agency	$40,000	$0	$0	$40,000
U.S. agency mortgage-backed, residential	106,792	4,133	(29)	110,896
State and municipal	24,014	311	(25)	24,300
Corporates	9,681	139	(14)	9,806
Total debt securities	$180,487	$4,583	$(68)	$185,002

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds	$0	$6,372	$3,803	$26,288
Gross gains	0	50	24	124
Gross losses	0	0	(47)	(59)
Tax (provision) benefit	0	(11)	5	(14)

The amortized cost and estimated fair value of debt securities at June 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,398	$3,423
Due after one year through five years	97,040	99,389
Due after five years through ten years	65,165	65,331
Due after ten years	40,333	40,468
Total debt securities	$205,936	$208,611

Investment securities having a carrying value of $161,642,000 and $170,313,000 on June 30, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2021
Debt securities:
U.S. agency	1	$1,962	$(38)	0	$0	$0	1	$1,962	$(38)
U.S. agency mortgage-backed, residential	30	56,130	(632)	0	0	0	30	56,130	(632)
State and municipal	23	21,890	(367)	0	0	0	23	21,890	(367)
Corporates	7	7,515	(35)	0	0	0	7	7,515	(35)
Total temporarily impaired debt
securities, available-for-sale	61	$87,497	$(1,072)	0	$0	$0	61	$87,497	$(1,072)
December 31, 2020
Debt securities:
U.S. agency	2	$40,000	$0	0	$0	$0	2	$40,000	$0
U.S. agency mortgage-backed, residential	8	8,706	(29)	0	0	0	8	8,706	(29)
State and municipal	4	3,808	(25)	0	0	0	4	3,808	(25)
Corporates	3	4,075	(14)	0	0	0	3	4,075	(14)
Total temporarily impaired debt
securities, available-for-sale	17	$56,589	$(68)	0	$0	$0	17	$56,589	$(68)

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

The Corporation believes that unrealized losses at June 30, 2021 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2021 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2021 and December 31, 2020, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2021 and 2020. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2021 and 2020.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2021 and December 31, 2020. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2021	Loans	2020	Loans
Builder & developer	$147,377	9.5	$147,609	9.6
Commercial real estate investor	278,269	18.0	236,924	15.3
Residential real estate investor	232,352	15.1	238,458	15.4
Hotel/Motel	81,822	5.3	79,421	5.2
Wholesale & retail	86,405	5.6	108,425	7.0
Manufacturing	74,987	4.9	79,142	5.1
Agriculture	93,272	6.0	80,450	5.2
Service	78,597	5.1	76,838	5.0
Other	258,573	16.8	280,616	18.2
Total commercial related loans	1,331,654	86.3	1,327,883	86.0
Residential mortgages	99,558	6.4	95,751	6.2
Home equity	91,617	5.9	96,711	6.3
Other	20,983	1.4	24,244	1.5
Total consumer related loans	212,158	13.7	216,706	14.0
Total loans	$1,543,812	100.0	$1,544,589	100.0

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2021 and December 31, 2020.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
June 30, 2021
Builder & developer	$136,225	$7,177	$3,152	$823	$147,377
Commercial real estate investor	271,441	5,592	1,050	186	278,269
Residential real estate investor	225,356	3,321	688	2,987	232,352
Hotel/Motel	50,126	531	18,377	12,788	81,822
Wholesale & retail	83,136	2,050	1,219	0	86,405
Manufacturing	67,173	0	55	7,759	74,987
Agriculture	85,554	2,276	394	5,048	93,272
Service	72,099	658	4,869	971	78,597
Other	235,133	1,458	13,274	8,708	258,573
Total commercial related loans	1,226,243	23,063	43,078	39,270	1,331,654
Residential mortgage	99,547	0	11	0	99,558
Home equity	91,023	48	0	546	91,617
Other	20,809	0	0	174	20,983
Total consumer related loans	211,379	48	11	720	212,158
Total loans	$1,437,622	$23,111	$43,089	$39,990	$1,543,812

December 31, 2020
Builder & developer	$133,804	$11,305	$2,121	$379	$147,609
Commercial real estate investor	230,113	6,379	231	201	236,924
Residential real estate investor	234,316	1,215	130	2,797	238,458
Hotel/Motel	48,264	542	18,143	12,472	79,421
Wholesale & retail	99,821	8,591	13	0	108,425
Manufacturing	67,968	0	3,610	7,564	79,142
Agriculture	72,829	416	3,776	3,429	80,450
Service	75,618	249	0	971	76,838
Other	256,040	1,481	13,804	9,291	280,616
Total commercial related loans	1,218,773	30,178	41,828	37,104	1,327,883
Residential mortgage	95,466	123	11	151	95,751
Home equity	96,026	55	0	630	96,711
Other	23,954	0	0	290	24,244
Total consumer related loans	215,446	178	11	1,071	216,706
Total loans	$1,434,219	$30,356	$41,839	$38,175	$1,544,589

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2021 and December 31, 2020. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2021
Builder & developer	$1,013	$1,256	$0	$0	$0	$1,013	$1,256
Commercial real estate investor	1,053	1,065	0	0	0	1,053	1,065
Residential real estate investor	2,590	2,745	397	397	210	2,987	3,142
Hotel/Motel	12,788	12,792	0	0	0	12,788	12,792
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	7,759	7,946	0	0	0	7,759	7,946
Agriculture	3,924	4,108	1,124	1,219	544	5,048	5,327
Service	971	1,061	0	0	0	971	1,061
Other commercial	4,278	4,483	4,431	4,884	3,090	8,709	9,367
Total impaired commercial related loans	34,376	35,456	5,952	6,500	3,844	40,328	41,956
Residential mortgage	0	0	0	0	0	0	0
Home equity	546	582	0	0	0	546	582
Other consumer	174	191	0	0	0	174	191
Total impaired consumer related loans	720	773	0	0	0	720	773
Total impaired loans	$35,096	$36,229	$5,952	$6,500	$3,844	$41,048	$42,729

December 31, 2020
Builder & developer	$575	$790	$0	$0	$0	$575	$790
Commercial real estate investor	1,163	1,170	0	0	0	1,163	1,170
Residential real estate investor	581	862	2,216	2,216	216	2,797	3,078
Hotel/Motel	12,472	12,472	0	0	0	12,472	12,472
Wholesale & retail	237	237	0	0	0	237	237
Manufacturing	7,564	7,564	0	0	0	7,564	7,564
Agriculture	2,270	2,382	1,159	1,217	615	3,429	3,599
Service	971	1,061	0	0	0	971	1,061
Other commercial	5,739	5,954	3,552	3,888	2,481	9,291	9,842
Total impaired commercial related loans	31,572	32,492	6,927	7,321	3,312	38,499	39,813
Residential mortgage	151	151	0	0	0	151	151
Home equity	630	653	0	0	0	630	653
Other consumer	290	301	0	0	0	290	301
Total impaired consumer related loans	1,071	1,105	0	0	0	1,071	1,105
Total impaired loans	$32,643	$33,597	$6,927	$7,321	$3,312	$39,570	$40,918

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2021 and 2020. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended June 30, 2021
Builder & developer	$1,014	$0	$0	$0	$1,014	$0
Commercial real estate investor	1,080	12	0	0	1,080	12
Residential real estate investor	1,623	58	1,306	0	2,929	58
Hotel/Motel	12,620	0	0	0	12,620	0
Wholesale & retail	118	13	0	0	118	13
Manufacturing	7,749	0	0	0	7,749	0
Agriculture	2,974	0	1,101	0	4,075	0
Service	971	0	0	0	971	0
Other commercial	4,914	16	4,291	0	9,205	16
Total impaired commercial related loans	33,063	99	6,698	0	39,761	99
Residential mortgage	0	0	0	0	0	0
Home equity	601	0	0	0	601	0
Other consumer	216	4	0	0	216	4
Total impaired consumer related loans	817	4	0	0	817	4
Total impaired loans	$33,880	$103	$6,698	$0	$40,578	$103

Three months ended June 30, 2020
Builder & developer	$942	$10	$141	$0	$1,083	$10
Commercial real estate investor	1,297	18	0	0	1,297	18
Residential real estate investor	929	16	4,984	0	5,913	16
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	256	1	3,535	0	3,791	1
Manufacturing	6	0	512	0	518	0
Agriculture	2,386	40	1,094	0	3,480	40
Service	1,302	1	0	0	1,302	1
Other commercial	3,074	20	3,629	0	6,703	20
Total impaired commercial related loans	10,192	106	13,895	0	24,087	106
Residential mortgage	153	0	0	0	153	0
Home equity	660	16	0	0	660	16
Other consumer	218	4	0	0	218	4
Total impaired consumer related loans	1,031	20	0	0	1,031	20
Total impaired loans	$11,223	$126	$13,895	$0	$25,118	$126

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Six months ended June 30, 2021
Builder & developer	$868	$0	0	$0	$868	$0
Commercial real estate investor	1,108	23	0	0	1,108	23
Residential real estate investor	1,275	58	1,610	0	2,885	58
Hotel/Motel	12,570	0	0	0	12,570	0
Wholesale & retail	158	14	0	0	158	14
Manufacturing	7,687	0	0	0	7,687	0
Agriculture	2,739	37	1,120	0	3,859	37
Service	971	0	0	0	971	0
Other commercial	5,513	26	4,045	0	9,558	26
Total impaired commercial related loans	32,889	158	6,775	0	39,664	158
Residential mortgage	51	0	0	0	51	0
Home equity	610	0	0	0	610	0
Other consumer	240	7	0	0	240	7
Total impaired consumer related loans	901	7	0	0	901	7
Total impaired loans	$33,790	$165	6,775	$0	$40,565	$165

Six months ended June 30, 2020
Builder & developer	$835	$22	$252	$0	$1,087	$22
Commercial real estate investor	1,322	40	0	0	1,322	40
Residential real estate investor	864	22	5,002	0	5,866	22
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	261	3	4,751	0	5,012	3
Manufacturing	8	3	716	0	724	3
Agriculture	2,185	59	1,082	0	3,267	59
Service	900	3	0	0	900	3
Other commercial	2,639	49	3,631	0	6,270	49
Total impaired commercial related loans	9,014	201	15,434	0	24,448	201
Residential mortgage	194	3	0	0	194	3
Home equity	666	37	0	0	666	37
Other consumer	220	7	0	0	220	7
Total impaired consumer related loans	1,080	47	0	0	1,080	47
Total impaired loans	$10,094	$248	$15,434	$0	$25,528	$248

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2021 and December 31, 2020.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2021
Builder & developer	$0	$0	$0	$823	$823	$146,554	$147,377
Commercial real estate investor	82	0	0	186	268	278,001	278,269
Residential real estate investor	0	0	0	2,987	2,987	229,365	232,352
Hotel/Motel	0	0	0	12,788	12,788	69,034	81,822
Wholesale & retail	139	0	0	0	139	86,266	86,405
Manufacturing	0	0	0	7,759	7,759	67,228	74,987
Agriculture	0	0	0	5,048	5,048	88,224	93,272
Service	0	0	0	971	971	77,626	78,597
Other	0	0	0	8,708	8,708	249,865	258,573
Total commercial related loans	221	0	0	39,270	39,491	1,292,163	1,331,654
Residential mortgage	0	67	0	0	67	99,491	99,558
Home equity	0	130	0	546	676	90,941	91,617
Other	498	580	0	174	1,252	19,731	20,983
Total consumer related loans	498	777	0	720	1,995	210,163	212,158
Total loans	$719	$777	$0	$39,990	$41,486	$1,502,326	$1,543,812

December 31, 2020
Builder & developer	$427	$489	$322	$379	$1,617	$145,992	$147,609
Commercial real estate investor	0	0	0	201	201	236,723	236,924
Residential real estate investor	136	0	0	2,797	2,933	235,525	238,458
Hotel/Motel	0	0	0	12,472	12,472	66,949	79,421
Wholesale & retail	29	0	0	0	29	108,396	108,425
Manufacturing	0	0	0	7,564	7,564	71,578	79,142
Agriculture	0	0	0	3,429	3,429	77,021	80,450
Service	0	709	0	971	1,680	75,158	76,838
Other	679	887	0	9,291	10,857	269,759	280,616
Total commercial related loans	1,271	2,085	322	37,104	40,782	1,287,101	1,327,883
Residential mortgage	0	0	937	151	1,088	94,663	95,751
Home equity	206	177	36	630	1,049	95,662	96,711
Other	717	321	0	290	1,328	22,916	24,244
Total consumer related loans	923	498	973	1,071	3,465	213,241	216,706
Total loans	$2,194	$2,583	$1,295	$38,175	$44,247	$1,500,342	$1,544,589

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $1,058,000 at June 30, 2021 and $1,395,000 at December 31, 2020. There were no allowances allocated to any TDRs at June 30, 2021 or December 31, 2020. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

As of June 30, 2021, there are no modifications for consumer loans, four mortgage loans totaling approximately $1,422,000 and 16 commercial loans totaling approximately $67,734,000 under the CARES Act, which are not considered TDRs.

There were no loans whose terms have been modified under TDRs during the three and six months ended June 30, 2021 and 2020. There were no defaults for the three and six months ended June 30, 2021 and June 30, 2020 for TDRs entered into during the previous 12 month period.

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2021 and 2020.

	Allowance for Loan Losses
	April 1, 2021				June 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,066	$0	$0	$152	$2,218
Commercial real estate investor	3,410	0	0	82	3,492
Residential real estate investor	4,009	(166)	43	(58)	3,828
Hotel/Motel	1,648	0	0	(339)	1,309
Wholesale & retail	2,111	0	0	(96)	2,015
Manufacturing	775	0	0	15	790
Agriculture	1,451	0	0	(11)	1,440
Service	738	0	0	12	750
Other commercial	5,564	(648)	22	606	5,544
Total commercial related loans	21,772	(814)	65	363	21,386
Residential mortgage	256	0	0	9	265
Home equity	282	0	0	(9)	273
Other consumer	98	(7)	4	(8)	87
Total consumer related loans	636	(7)	4	(8)	625
Unallocated	3	0	0	(3)	0
Total	$22,411	$(821)	$69	$352	$22,011

	Allowance for Loan Losses
	April 1, 2020				June 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,226	$(674)	$0	$824	$2,376
Commercial real estate investor	2,682	0	0	50	2,732
Residential real estate investor	4,759	0	3	5	4,767
Hotel/Motel	1,056	0	0	474	1,530
Wholesale & retail	4,558	(3,116)	0	956	2,398
Manufacturing	1,316	(392)	0	(23)	901
Agriculture	1,140	0	0	(28)	1,112
Service	373	(73)	0	103	403
Other commercial	4,092	(106)	0	221	4,207
Total commercial related loans	22,202	(4,361)	3	2,582	20,426
Residential mortgage	235	0	0	(6)	229
Home equity	304	0	0	(7)	297
Other consumer	97	(6)	14	(11)	94
Total consumer related loans	636	(6)	14	(24)	620
Unallocated	0	0	0	(8)	(8)
Total	$22,838	$(4,367)	$17	$2,550	$21,038

	Allowance for Loan Losses
	January 1, 2021				June 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$0	$184	$2,218
Commercial real estate investor	3,177	0	0	315	3,492
Residential real estate investor	3,944	(216)	47	53	3,828
Hotel/Motel	1,440	0	0	(131)	1,309
Wholesale & retail	2,416	0	0	(401)	2,015
Manufacturing	840	0	0	(50)	790
Agriculture	1,288	0	0	152	1,440
Service	457	0	0	293	750
Other commercial	5,002	(690)	23	1,209	5,544
Total commercial related loans	20,598	(906)	70	1,624	21,386
Residential mortgage	256	0	0	9	265
Home equity	287	(5)	2	(11)	273
Other consumer	101	(14)	17	(17)	87
Total consumer related loans	644	(19)	19	(19)	625
Unallocated	22	0	0	(22)	0
Total	$21,264	$(925)	$89	$1,583	$22,011

	Allowance for Loan Losses
	January 1, 2020				June 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(844)	$0	$957	$2,376
Commercial real estate investor	2,565	0	0	167	2,732
Residential real estate investor	4,632	0	6	129	4,767
Hotel/Motel	742	0	0	788	1,530
Wholesale & retail	3,575	(3,116)	7	1,932	2,398
Manufacturing	1,252	(392)	0	41	901
Agriculture	1,304	0	0	(192)	1,112
Service	367	(73)	0	109	403
Other commercial	3,837	(7,617)	0	7,987	4,207
Total commercial related loans	20,537	(12,042)	13	11,918	20,426
Residential mortgage	158	0	0	71	229
Home equity	203	0	0	94	297
Other consumer	167	(11)	27	(89)	94
Total consumer related loans	528	(11)	27	76	620
Unallocated	1	0	0	(9)	(8)
Total	$21,066	$(12,053)	$40	$11,985	$21,038

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for June 30, 2021 and December 31, 2020.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2021
Builder & developer	$0	$2,218	$2,218	$1,013	$146,364	$147,377
Commercial real estate investor	0	3,492	3,492	1,053	277,216	278,269
Residential real estate investor	210	3,618	3,828	2,987	229,365	232,352
Hotel/Motel	0	1,309	1,309	12,788	69,034	81,822
Wholesale & retail	0	2,015	2,015	0	86,405	86,405
Manufacturing	0	790	790	7,759	67,228	74,987
Agriculture	544	896	1,440	5,048	88,224	93,272
Service	0	750	750	971	77,626	78,597
Other commercial	3,090	2,454	5,544	8,709	249,864	258,573
Total commercial related	3,844	17,542	21,386	40,328	1,291,326	1,331,654
Residential mortgage	0	265	265	0	99,558	99,558
Home equity	0	273	273	546	91,071	91,617
Other consumer	0	87	87	174	20,809	20,983
Total consumer related	0	625	625	720	211,438	212,158
Unallocated	0	0	0	0	0	0
Total	$3,844	$18,167	$22,011	$41,048	$1,502,764	$1,543,812

December 31, 2020
Builder & developer	$0	$2,034	$2,034	$575	$147,034	$147,609
Commercial real estate investor	0	3,177	3,177	1,163	235,761	236,924
Residential real estate investor	216	3,728	3,944	2,797	235,661	238,458
Hotel/Motel	0	1,440	1,440	12,472	66,949	79,421
Wholesale & retail	0	2,416	2,416	237	108,188	108,425
Manufacturing	0	840	840	7,564	71,578	79,142
Agriculture	615	673	1,288	3,429	77,021	80,450
Service	0	457	457	971	75,867	76,838
Other commercial	2,481	2,521	5,002	9,291	271,325	280,616
Total commercial related	3,312	17,286	20,598	38,499	1,289,384	1,327,883
Residential mortgage	0	256	256	151	95,600	95,751
Home equity	0	287	287	630	96,081	96,711
Other consumer	0	101	101	290	23,954	24,244
Total consumer related	0	644	644	1,071	215,635	216,706
Unallocated	0	22	22	0	0	0
Total	$3,312	$17,952	$21,264	$39,570	$1,505,019	$1,544,589

Note 6—Deposits

The composition of deposits as of June 30, 2021 and December 31, 2020 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $46,000 at June 30, 2021, compared to $55,000 at December 31, 2020.

	June 30,	December 31,
(dollars in thousands)	2021	2020
Noninterest bearing demand	$472,154	$396,947
Interest bearing demand	247,301	224,764
Money market	591,794	598,398
Savings	134,374	111,143
Time deposits less than $100	272,613	283,910
Time deposits $100 to $250	168,693	180,674
Time deposits $250 or more	68,401	67,703
Total deposits	$1,955,330	$1,863,539

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2021, the balance of securities sold under agreements to repurchase was $13,393,000 compared to $8,540,000 at December 31, 2020. At June 30, 2021 and December 31, 2020, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of June 30, 2021 and December 31, 2020. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2021	2020
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due June 2021, 2.81%	$0	$10,000
Due June 2021, 2.14%	0	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	$10,000	$35,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.14%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.72% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,642	30,602
Total junior subordinated debt	$40,952	$40,912
Lease obligations included in long-term debt:
Finance lease liabilities	1,282	1,296
Total long-term debt	$52,234	$77,208

At June 30, 2021 there were no municipal deposit letters of credit compared to $42,000,000 at December 31, 2020. These letters of credit are issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The components of lease expense were as follows:

	Three months ended
	June 30,
(dollars in thousands)	2021	2020
Operating lease cost	$169	$192

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	12	12
Total finance lease cost	$24	$24

Total lease cost	$193	$216

	Six months ended
	June 30,
(dollars in thousands)	2021	2020
Operating lease cost	$338	$395

Finance lease cost:
Amortization of right-of-use assets	$24	$24
Interest on lease liability	24	24
Total finance lease cost	$48	$48

Total lease cost	$386	$443

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30,
	2021	2020
Operating cash flows from operating leases	$347	$404
Operating cash flows from financing leases	24	24
Financing cash flows from financing leases	14	13

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	18	186
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2021	2020
Assets:
Operating leases right-of-use assets	$2,063	$2,386
Finance leases assets	1,064	1,087
Total lease assets	$3,127	$3,473

Liabilities:
Operating	$2,185	$2,515
Financing	1,282	1,296
Total lease liabilities	$3,467	$3,811

Weighted Average Remaining Lease Term (years)
Operating leases	4.4	5.2
Finance leases	22.7	23.2

Weighted Average Discount Rate
Operating leases	2.61%	2.68%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands:)	June 30, 2021
Year Ending December 31,	Operating Leases	Finance Leases
2021	$330	$38
2022	615	75
2023	487	75
2024	400	75
2025	179	79
Thereafter	307	1,588
Total lease payments	2,318	1,930
Less imputed interest	(133)	(648)
Total	$2,185	$1,282

(dollars in thousands:)	December 31, 2020
Year Ending December 31,	Operating Leases	Finance Leases
2021	$667	$75
2022	604	75
2023	489	75
2024	413	75
2025	192	79
Thereafter	317	1,588
Total lease payments	2,682	1,967
Less imputed interest	(167)	(671)
Total	$2,515	$1,296

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of June 30, 2021, the Corporation and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below.

			Minimum for Basel III		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2021
Capital ratios:
Common equity Tier 1	$194,630	12.87%	$105,896	7.00%	n/a	n/a
Tier 1 risk based	204,630	13.53	128,587	8.50	n/a	n/a
Total risk based	254,220	16.80	158,843	10.50	n/a	n/a
Leverage	204,630	9.11	89,893	4.00	n/a	n/a

at December 31, 2020
Capital ratios:
Common equity Tier 1	$191,863	13.10%	$102,504	7.00%	n/a	n/a
Tier 1 risk based	201,863	13.79	124,469	8.50	n/a	n/a
Total risk based	250,806	17.13	153,756	10.50	n/a	n/a
Leverage	201,863	9.58	84,250	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2021
Capital ratios:
Common equity Tier 1	$223,871	14.83%	$105,656	7.00%	$98,109	6.50%
Tier 1 risk based	223,871	14.83	128,296	8.50	120,749	8.00
Total risk based	242,777	16.08	158,483	10.50	150,937	10.00
Leverage	223,871	9.98	89,756	4.00	112,195	5.00

at December 31, 2020
Capital ratios:
Common equity Tier 1	$198,184	13.56%	$102,274	7.00%	$94,968	6.50%
Tier 1 risk based	198,184	13.56	124,190	8.50	116,884	8.00
Total risk based	216,484	14.82	153,411	10.50	146,105	10.00
Leverage	198,184	9.43	84,109	4.00	105,137	5.00

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

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation progam. During the three and six months ended June 30, 2021, the Corporation purchased 142,541 shares at an average price of $18.75 for a total of $2,700,000.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $14,919,000 of standby letters of credit outstanding on June 30, 2021, compared to $15,206,000 on December 31, 2020. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2021 and December 31, 2020, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

Interest rate swap agreements

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markes. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2021
Securities available-for-sale:
U.S. agency	$1,962	$0	$1,962	$0
U.S. agency mortgage-backed, residential	154,912	0	154,912	0
State and municipal	32,235	0	32,235	0
Corporates	19,502	0	19,502	0
Other assets:
Loan-level interest rate swaps	35	0	35	0

December 31, 2020
Securities available-for-sale:
U.S. agency	$40,000	$0	$40,000	$0
U.S. agency mortgage-backed, residential	110,896	0	110,896	0
State and municipal	24,300	0	24,300	0
Corporates	9,806	0	9,806	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level

3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At June 30, 2021, the fair value of impaired loans with a valuation allowance or partial charge-off was $2,421,000, net of valuation allowances of $3,844,000 and partial charge-offs of $266,000.  At December 31, 2020 the fair value of impaired loans with a valuation allowance or charge-off was $4,009,000, net of valuation allowances of $3,312,000 and charge-offs of $373,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2021 and December 31, 2020, there were no foreclosed real estate assets with a valuation allowance or write-down.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At June 30, 2021, the fair value of the mortgage servicing rights asset was $498,000. At December 31, 2020, the fair value of the mortgage servicing rights asset was $511,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	276	0	0	276
Impaired agriculture loans	580	0	0	580
Impaired other loans	1,341	0	0	1,341
Mortgage servicing rights	498	0	0	498

December 31, 2020
Impaired builder & developer loans	$196	$0	$0	$196
Impaired residential real estate investor loans	2,209	2,000	0	209
Impaired agriculture loans	544	0	0	544
Impaired other loans	1,071	0	0	1,071
Mortgage servicing rights	511	0	0	511

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2021
Impaired builder & developer loans	$224	Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired residential real estate investor loans	276	Appraisal (1)	Appraisal adjustments (2)	15%-25%	15%
Impaired agriculture loans	580	Appraisal (1)	Appraisal adjustments (2)	22% -25%	23%
Impaired other loans	1,341	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	20%
Mortgage Servicing Rights	498	Multiple of annual service fee	Estimated prepayment speed based on rate and term	16.2% - 16.2%	16.2%

December 31, 2020
Impaired builder & developer loans	$196	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired residential real estate investor loans	209	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired agriculture loans	544	Appraisal (1)	Appraisal adjustments (2)	25% - 25%	25%
Impaired other loans	89	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired other loans	982	Business asset valuation (3)	Business asset valuation adjustments (4)	40% - 50%	44%
Mortgage servicing rights	511	Multiple of annual service fee	Estimated prepayment speed based on rate and term	18.5% - 18.5%	18.5%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2021 and December 31, 2020.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2021
Financial assets
Cash and cash equivalents	$397,032	$397,032	$397,032	$0	$0
Securities available-for-sale	208,611	208,611	0	208,611	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	4,795	5,143	0	5,143	0
Loans, net	1,521,801	1,517,262	0	0	1,517,262
Interest receivable	5,293	5,293	0	5,293	0

Financial liabilities
Deposits	$1,955,330	$1,957,587	$0	$1,957,587	$0
Short-term borrowings	13,393	13,393	0	13,393	0
Long-term debt (1)	20,310	18,762	0	10,242	8,520
Subordinated debentures	30,642	32,515	0	32,515	0
Interest payable	329	329	0	329	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2020
Financial assets
Cash and cash equivalents	$335,793	$335,793	$335,793	$0	$0
Securities available-for-sale	185,002	185,002	0	185,002	0
Restricted investment in bank stocks	2,593	N/A	N/A	N/A	N/A
Loans held for sale	15,981	17,228	0	17,228	0
Loans, net	1,523,325	1,527,295	0	0	1,527,295
Interest receivable	8,352	8,352	0	8,352	0

Financial liabilities
Deposits	$1,863,539	$1,868,203	$0	$1,868,203	$0
Short-term borrowings	8,540	8,540	0	8,540	0
Long-term debt (1)	45,310	43,005	0	35,571	7,434
Subordinated debentures	30,602	31,159	0	31,159	0
Interest payable	532	532	0	532	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
June 30, 2021
Repurchase Agreements	$13,393	$0	$13,393	$(13,197)	$0	$0	$196

December 31, 2020
Repurchase Agreements	$8,540	$0	$8,540	$(10,255)	$0	$0	$(1,715)

Note 15 – Interest Rate Swaps

Loan Level Interest Rate Swaps

PeoplesBank enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan customers to provide a loan pricing structure that meets the interest rate risk management needs of both PeoplesBank as well as the customer. PeoplesBank simultaneously enters into parallel interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net results of the offsetting customer and deal counterparty swap agreements is that the customer pays a fixed rate of interest and PeoplesBank receives a floating rate. PeoplesBank’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value, notational amount, and collateral posted related to loan-level interest rate swaps are presented below:

(dollars in thousands)	June 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$35	$0
Notional Amount	3,750	0
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of June 30, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respective. There were no interest rate swaps as of December 31, 2020.

(b)No cash collateral was posted as of June 30, 2021. There were no interest rate swaps as of December 31, 2020.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	June 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$35	$0
Gross amounts offset	35	0
Net amounts preseneted in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

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

COVID-19

Higher vaccination rates and a continued decline in COVID-19 cases in Pennsylvania and Maryland have resulted in lifting many state restrictions related to mask requirements, limited occupancy levels and social distancing. This has resulted in an increase in branch transactions and in-person deposit account openings compared to the first quarter.

Associates

The first group of associates working remotely returned to the office on a full or part-time basis in June 2021. The process of associates returning to the office will continue in a phased approach through August. A long-term remote work policy was recently adopted allowing a portion of positions to work remotely on an ad hoc, part-time or full-time basis. This new employment strategy provides more work flexibility, broadens the employment geographic market, allows for the redeployment of office space, and ensures that PeoplesBank remains competitive in a tightening labor market.

Re-Opening

At the time of this filing, all Financial Centers are operating with regular lobby and drive thru hours. All Retirement Community Office lobbies are open. Three Loan Production Offices (Hanover, Centerville, and Bel Air) remain closed.

Client Hardship

PeoplesBank continues to responsibly and prudently extend credit to qualified borrowers. PeoplesBank has processed approximately 822 second round Paycheck Protection Program (PPP) loans totaling $77 million. These PPP loans support 9,800 jobs. The majority of these loans (87 percent) support small businesses with loan amounts below $150,000.

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

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The schedule below presents selected performance metrics for the second quarter of both 2021 and 2020.

	Three months ended
	June 30,
	2021	2020
Basic earnings per share	$0.33	$0.31
Diluted earnings per share	$0.33	$0.31
Cash dividend payout ratio	39.12%	51.22%
Return on average assets	0.58%	0.59%
Return on average equity	6.56%	6.37%
Net interest margin (tax equivalent basis)	2.80%	3.07%
Net overhead ratio	1.85%	1.68%
Efficiency ratio	74.81%	65.52%
Average equity to average assets	8.88%	9.30%

The Corporation’s net income (earnings) was $3,282,000 for the quarter ended June 30, 2021, as compared to $3,050,000 for the quarter ended June 30, 2020, an increase of $232,000 or 8 percent.

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2021 was $14,914,000, an increase of $14,000 or less than 1 percent compared to net interest income of $14,900,000 for the second quarter 2020.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 2.80 percent for the second quarter 2021 compared to the 3.07 percent for the second quarter 2020. The net interest margin contraction was a result of lower interest rates on loans and higher volume and rate on long-term debt, partially offset by lower rates on interest bearing demand and time deposits.

Total interest income for the second quarter 2021 totaled $17,496,000, a decrease of $1,342,000 or 7 percent below the amount of total interest income for the second quarter 2020. The change was primarily a result of lower rates on commercial loans.

Interest and dividend income on investments decreased $11,000 or 1 percent in the second quarter 2021 compared to the same period in 2020. The average balance of the investment securities portfolio increased $23,940,000 or 14 percent when comparing the second quarter 2021 to the same period in 2020. The tax-equivalent yield on investments for the second quarter 2021 was 1.95 percent or 34 basis points lower than the 2.29 percent experienced in the second quarter 2020.

Interest income on loans decreased $1,388,000 or 8 percent in the second quarter 2021 compared to the same period in 2020. The average balance of outstanding loans, primarily commercial loans, decreased approximately $26,597,000 or 2 percent comparing the second quarter 2021 to the same period in 2020. Lower rates on the loan portfolio were the primary driver of the decrease in interest income on loans. The tax-equivalent yield on loans for the second quarter 2021 was 4.21 percent or 29 basis points less than the 4.50 percent experienced in the second quarter 2020.

Total interest expense for the second quarter 2021 was $2,582,000, a decrease of $1,356,000 or 34 percent as compared to total interest expense of $3,938,000 for the second quarter 2020. The change was primarily the result of a decrease in the cost of interest bearing demand and time deposits.

Interest expense on deposits decreased $1,552,000 or 44 percent in the second quarter 2021 compared to the same period in 2020. The average rate paid on interest bearing deposits was 0.53 percent in the second quarter 2021 or 48 basis points lower than the average rate paid of 1.01 percent in the second quarter 2020. The average balance of interest bearing deposits for the second quarter 2021 increased by $85,125,000 or 6 percent compared to the second quarter 2020. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter 2021 increasing 24 percent to $470,530,000 as compared to $378,549,000 for the second quarter 2020. The increase was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans and consumer stimulus payments.

For the second quarter 2021 interest expense on borrowings (long-term debt and subordinated debentures) increased $197,000 or 46 percent compared to the second quarter 2020. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $10,617,000 for the second quarter 2021, compared to an average balance of $8,234,000 for the second quarter 2020. The rate on average short-term borrowings for the second quarter 2021 was 0.38 percent, a decrease as compared to a rate of 0.54 percent for the second quarter 2020. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and subordinated debentures issued in December 2020 by the Corporation, averaged $71,249,000 for the second quarter 2021 and $66,406,000 for the second quarter 2020. For the second quarter 2021, the rate on average long-term borrowings was 3.51 percent, an increase of 93 basis points as compared to a rate of 2.58 percent for the second quarter 2020.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$383,440	$105	0.11%	$194,820	$48	0.10%
Investment securities:
Taxable	170,961	813	1.91	143,861	784	2.19
Tax-exempt	20,600	108	2.10	21,304	157	2.96
Total investment securities	191,561	921	1.93	165,165	941	2.29

Loans:
Taxable (1)	1,564,672	16,419	4.21	1,590,244	17,800	4.50
Tax-exempt	9,078	91	4.02	10,103	100	3.98
Total loans	1,573,750	16,510	4.21	1,600,347	17,900	4.50
Total earning assets	2,148,751	17,536	3.27	1,960,332	18,889	3.88
Other assets (2)	103,034			97,777
Total assets	$2,251,785			$2,058,109
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$836,011	$426	0.20%	$747,550	$654	0.35%
Savings	131,528	17	0.05	97,506	15	0.06
Time	518,325	1,506	1.17	555,683	2,832	2.05
Total interest bearing deposits	1,485,864	1,949	0.53	1,400,739	3,501	1.01
Short-term borrowings	10,617	10	0.38	8,234	11	0.54
Long-term debt	71,249	623	3.51	66,406	426	2.58
Total interest bearing liabilities	1,567,730	2,582	0.66	1,475,379	3,938	1.07

Noninterest bearing deposits	470,530			378,549
Other liabilities	13,529			12,684
Shareholders' equity	199,996			191,497

Total liabilities and
shareholders' equity	$2,251,785			$2,058,109
Net interest income (tax equivalent basis)		$14,954			$14,951
Net interest margin (3)			2.80%			3.07%
Tax equivalent adjustment		(40)			(51)
Net interest income		$14,914			$14,900

(1)Average balance includes average nonaccrual loans of $38,801,000 for 2021 and $25,749,000 for 2020.

Interest includes net loan fees of $1,956,000 for 2021 and $1,190,000 for 2020.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2021 vs. 2020
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$47	$10	$57
Investment securities:
Taxable	247	(218)	29
Tax-exempt	(4)	(45)	(49)
Loans:
Taxable	345	(1,726)	(1,381)
Tax-exempt	(10)	1	(9)
Total interest income	625	(1,978)	(1,353)
Interest Expense
Deposits:
Interest bearing demand	79	(307)	(228)
Savings	5	(3)	2
Time	(190)	(1,136)	(1,326)
Short-term borrowings	3	(4)	(1)
Long-term debt	52	145	197
Total interest expense	(51)	(1,305)	(1,356)
Net interest income (tax equivalent basis)	$676	$(673)	$3

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the second quarter 2021 was $352,000, a $2,198,000 decrease as compared to $2,550,000 provision for the second quarter 2020. The decreased provision expense in the second quarter 2021 was attributed primarily to a partial charge off arising from a single commercial lending relationship and the impacts of COVID-19 in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.43 percent at June 30, 2021, as compared to 1.38 percent at December 31, 2020 and 1.31 percent at June 30, 2020.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter 2021, compared to the second quarter 2020.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Trust and investment services fees	$1,143	$946	$197	21%
Income from mutual fund, annuity and insurance sales	344	249	95	38
Service charges on deposit accounts	1,319	975	344	35
Income from bank owned life insurance	427	279	148	53
Other income	359	482	(123)	(26)
Gain on sales of loans held for sale	933	554	379	68
Loss on write down of assets held for sale	(1,174)	0	(1,174)	*nm
Gain on sales of securities	0	50	(50)	(100)
Total noninterest income	$3,351	$3,535	$(184)	(5)%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $197,000 or 21 percent increase in trust and investment services fees is due to an increase in the client base during the second quarter 2021 compared to the second quarter 2020.

Income from mutual fund, annuity and insurance sales—The $95,000 or 38 percent increase in income from mutual fund, annuity and insurance sales is due to an increase in the client base during the second quarter 2021 compared to the second quarter 2020.

Service charges on deposit accounts—The $344,000 or 35 percent increase in service charges on deposit accounts is due to the waiver of overdraft and foreign ATM fees associated with the COVID-19 pandemic in the prior period.

Income from bank owned life insurance—The $148,000 or 53 percent increase in income from bank owned life insurance is due to the purchase of new insurance policies during the second quarter 2021.

Other income—The $123,000 or 26 percent decrease in other income is due to lower swap referral fees during the second quarter 2021 compared to the second quarter 2020.

Gain on sales of loans held for sale—The $379,000 or 68 percent increase in gain on sales of loans was due to the sale of a larger volume of the mortgage loans to the secondary market during the second quarter 2021 compared to the second quarter 2020.

Loss on write down of assets held for sale—The $1,174,000 increase in loss on write down of assets held for sale was due to the recognition of impairment expected on the sale of the Dover Financial Center during the second quarter 2021. The financial center is expected to close in the third quarter 2021 and the actual sale is expected to occur in the fourth quarter 2021.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter 2021, compared to the second quarter 2020.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Personnel	$8,268	$7,196	$1,072	15%
Occupancy of premises, net	856	865	(9)	(1)
Furniture and equipment	793	841	(48)	(6)
Professional and legal	253	245	8	3
Marketing	438	311	127	41
FDIC insurance	192	172	20	12
Debit card processing	397	284	113	40
Charitable donations	750	93	657	706
External data processing	858	704	154	22
Gain on foreclosed real estate, including recovery of losses	0	(193)	193	100
Impaired loan carrying costs	87	190	(103)	(54)
Other	888	1,422	(534)	(38)
Total noninterest expense	$13,780	$12,130	$1,650	14%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,072,000 or 15 percent increase in personnel expense is primarily the result of higher variable compensation accruals and actual medical claims expense in 2021 compared to the prior period.

Marketing—The $127,000 or 41 percent increase in marketing expense is attributed to marketing campaigns previously delayed due to the COVID-19 pandemic resuming in the second quarter 2021.

Debit card processing—The $113,000 or 40 percent increase in debit card processing expense is attributed to the growth of retail clients and increased usage of electronic methods to access deposits.

Charitable donations—The $657,000 or 706 percent increase in charitable donations expense is attributed to timing of charitable donations in 2021 compared to the prior period.

External data processing—The $154,000 or 22 percent increase in external data processing expense is attributed to increased reliance on technology.

Gain on foreclosed real estate, including recovery of losses—The $193,000 change in gain on foreclosed real estate expense is primarily attributed to the recovery for losses on foreclosed real estate that was sold during the second quarter 2020.

Impaired loan carrying costs—The $103,000 or 54 percent decrease in impaired loan carrying costs expense is primarily attributed to a decrease in expenses associated with impaired loans compared to the prior period.

Other—The $534,000 or 38 percent decrease in other expense is primarily attributed to tax benefits associated with charitable donations in the current period.

Provision for Income Taxes

The provision for income taxes for the second quarter 2021 was $851,000, an increase of $146,000 or 21 percent as compared to the second quarter 2020. The increase was attributed to higher pre-tax net income for the second quarter 2021 compared to the second quarter 2020. The effective tax rate for the three months ended June 30, 2021 was 20.6 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The Corporation’s net income (earnings) was $7,182,000 for the first six months of 2021 compared to $61,000 for the first six months of 2020, an increase of $7,121,000.

The schedule below presents selected performance metrics for the first six months of both 2021 and 2020.

	Six months ended
	June 30,
	2021	2020
Basic earnings per share	$0.73	$0.01
Diluted earnings per share	$0.73	$0.01
Cash dividend payout ratio	35.67%	5,119.67%
Return on average assets	0.65%	0.01%
Return on average equity	7.25%	0.06%
Net interest margin (tax equivalent basis)	2.91%	3.25%
Net overhead ratio	1.77%	1.88%
Efficiency ratio	71.45%	68.00%
Average equity to average assets	8.93%	9.75%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the six months ended June 30, 2021 was $30,391,000, an increase of $124,000 or less than 1 percent compared to net interest income of $30,267,000 for the first six months of 2020. Although the total volume of loans originated positively impacted net interest income primarily due to PPP loans and related fees that were recognized, PPP loans were originated at a rate of 1.00 percent and therefore had a larger negative net interest margin impact. Interest rates on deposits decreased between the periods, offsetting the net change in interest income between volume and rate.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 2.91 percent for the first six months of 2021, representing a decrease compared to the 3.25 percent net interest margin for the first six months of 2020. The net interest margin contraction was a result of lower interest rates on loans and higher volume and rate on long-term debt, partially offset by lower rates on interest bearing demand and time deposits and volume of commercial loans.

Total interest income for the first six months of 2021 totaled $35,871,000, a decrease of $3,156,000 or 8 percent below the amount of total interest income for the first six months of 2020. The change was primarily a result of a decrease in loan interest income due to lower rates on commercial loans and lower rates on interest bearing deposits with banks, partially offset by a higher volume of commercial loans.

Interest income on loans decreased $2,560,000 or 7 percent in the first six months of 2021 compared to the same period in 2020. The average balance of outstanding loans increased approximately $22,881,000 or 2 percent in the first six months of 2021 compared to the first six months of 2020, reflecting commercial loan growth, primarily related to SBA PPP loans, between the two periods.

Investment income for the first six months of 2021 decreased $296,000 or 16 percent compared to the first six months of 2020. The tax-equivalent yield on investments for the first six months of 2021 was 1.84 percent or 62 basis points lower than the 2.46 percent experienced during the first six months of 2020.

Total interest expense for the first six months of 2021 was $5,480,000, a decrease of $3,280,000 or 37 percent as compared to total interest expense of $8,760,000 for the first six months of 2020. The change in interest expense was primarily a result of a decrease in the cost of interest bearing demand and time deposits.

Interest expense on deposits decreased $3,608,000 or 46 percent in the first six months of 2021 compared to the same period in 2020. The change was due primarily to a decrease in the cost of interest bearing demand and time deposits. The average balance of interest-bearing deposits for the first six months of 2021, primarily in lower cost core deposits, increased by $106,971,000 or 8 percent compared to the average for the first six months of 2020. The average rate paid on interest-bearing deposits in the first six months of

2021 was 0.57 percent, a decrease from the average rate of 1.14 percent paid on interest-bearing deposits during the first six months of 2020. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first six months of 2021 increasing to $447,259,000, as compared to $322,962,000 for the first six months of 2020. The increase was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans.

Interest expense on borrowings for the first six months of 2021 increased 33 percent compared to the first six months of 2020, due to the issuance of subordinated debt in December 2020, offset by a lower volume of existing long-term debt. Outstanding long-term debt, consisting primarily of subordinated debentures and Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $75,430,000 for the first six months of 2021, compared to an average balance of approximately $75,538,000 for the same period of 2020. The rate on average long-term debt for the first six months of 2021 was 3.46 percent, an increase as compared to the rate of 2.56 percent for the same period of 2020.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$354,477	$186	0.11%	$163,666	$440	0.54%
Investment securities:
Taxable	163,224	1,421	1.76	141,878	1,676	2.38
Tax-exempt	20,014	226	2.28	22,442	332	2.97
Total investment securities	183,238	1,647	1.81	164,320	2,008	2.46

Loans:
Taxable (1)	1,566,236	33,934	4.37	1,541,876	36,468	4.76
Tax-exempt	9,486	188	4.00	10,965	221	4.05
Total loans	1,575,722	34,122	4.37	1,552,841	36,689	4.75
Total earning assets	2,113,437	35,955	3.43	1,880,827	39,137	4.18
Other assets (2)	105,481			97,972
Total assets	$2,218,918			$1,978,799
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$825,096	$856	0.21%	$721,070	$1,951	0.54%
Savings	124,616	31	0.05	92,527	35	0.08
Time	523,865	3,282	1.26	553,009	5,791	2.11
Total interest bearing deposits	1,473,577	4,169	0.57	1,366,606	7,777	1.14
Short-term borrowings	9,184	18	0.40	7,637	20	0.53
Long-term debt	75,430	1,293	3.46	75,538	963	2.56
Total interest bearing liabilities	1,558,191	5,480	0.71	1,449,781	8,760	1.22

Noninterest bearing deposits	447,259			322,962
Other liabilities	15,427			13,172
Shareholders' equity	198,041			192,884

Total liabilities and
shareholders' equity	$2,218,918			$1,978,799
Net interest income (tax equivalent basis)		$30,475			$30,377
Net interest margin (3)			2.91%			3.25%
Tax equivalent adjustment		(84)			(110)
Net interest income		$30,391			$30,267

(1)Average balance includes average nonaccrual loans of $38,259,000 for 2021 and $26,148,000 for 2020.

Interest includes net loan fees of $4,660,000 for 2021 and $2,009,000 for 2020.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2021 vs. 2020
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$513	$(767)	$(254)
Investment securities:
Taxable	356	(611)	(255)
Tax-exempt	(35)	(71)	(106)
Loans:
Taxable	2,950	(5,484)	(2,534)
Tax-exempt	(30)	(3)	(33)
Total interest income	3,754	(6,936)	(3,182)
Interest Expense
Deposits:
Interest bearing demand	240	(1,335)	(1,095)
Savings	12	(16)	(4)
Time	(305)	(2,204)	(2,509)
Short-term borrowings	4	(6)	(2)
Long-term debt	(377)	707	330
Total interest expense	(426)	(2,854)	(3,280)
Net interest income (tax equivalent basis)	$4,180	$(4,082)	$98

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2021, the provision for loan losses was $1,583,000, as compared to a provision of $11,985,000 for the first six months of 2020, a decrease of $10,402,000. The decreased provision expense in the first six months of 2021 was attributed primarily to a partial charge off arising from several large commercial lending relationships in the prior period and the impacts of COVID-19 in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.43 percent at June 30, 2021, as compared to 1.38 percent at December 31, 2020 and 1.31 percent at June 30, 2020.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2021, compared to the first six months of 2020.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Trust and investment services fees	$2,195	$1,940	$255	13%
Income from mutual fund, annuity and insurance sales	644	510	134	26
Service charges on deposit accounts	2,540	2,105	435	21
Income from bank owned life insurance	697	565	132	23
Other income	922	921	1	0
Gain on sales of loans held for sale	1,983	852	1,131	133
Loss on write down of assets held for sale	(1,174)	0	(1,174)	*nm
(Loss) gain on sales of securities	(23)	65	(88)	(135)
Total noninterest income	$7,784	$6,958	$826	12%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $134,000 or 26 percent increase in income from mutual fund, annuity and insurance sales is due to an increase in the client base during the first half of 2021 compared to the first half of 2020.

Service charges on deposit accounts—The $435,000 or 21 percent increase in service charges on deposit accounts is due to the waiver of overdraft and foreign ATM fees associated with the COVID-19 pandemic in the prior period.

Income from bank owned life insurance—The $132,000 or 23 percent increase in income from bank owned life insurance is due to the purchase of new insurance policies during the second quarter 2021.

Gain on sales of loans held for sale—The $1,131,000 or 133 percent increase in gain on sales of loans is due to the sale of a larger volume of mortgage loans to the secondary market.

Loss on write down of assets held for sale—The $1,174,000 increase in loss on write down of assets held for sale was due to the recognition of impairment expected on the sale of the Dover Financial Center during the second quarter 2021. The financial center is expected to close in the third quarter 2021 and the actual sale is expected to occur in the fourth quarter 2021.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2021, compared to the first six months of 2020.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Personnel	$16,696	$15,001	$1,695	11%
Occupancy of premises, net	1,829	1,791	38	2
Furniture and equipment	1,631	1,694	(63)	(4)
Professional and legal	604	450	154	34
Marketing	703	636	67	11
FDIC insurance	418	339	79	23
Debit card processing	677	673	4	1
Charitable donations	938	965	(27)	(3)
External data processing	1,678	1,408	270	19
Gain on foreclosed real estate, including recovery of losses	0	(173)	173	100
Impaired loan carrying costs	187	476	(289)	(61)
Other	2,125	2,189	(64)	(3)
Total noninterest expense	$27,486	$25,449	$2,037	8%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,695,000 or 11 percent increase in personnel is primarily the result of higher variable compensation accruals and higher actual medical claims expense in 2021 compared to the prior period.

Professional and legal—The $154,000 or 34 percent increase in professional and legal is primarily due to an increase in CPA fees.

FDIC insurance—The $79,000 or 23 percent increase in FDIC insurance is due to asset growth which results in a higher assessment.

External data processing—The $270,000 or 19 percent increase in external data processing is attributed to increased reliance on technology.

Gain on foreclosed real estate, including recovery of losses—The $173,000 change in foreclosed real estate including recovery for losses is attributed to the recovery for losses on foreclosed real estate that was sold during the second quarter 2020.

Impaired loan carrying costs—The $289,000 or 61 percent decrease in impaired loan carrying costs is attributed to fewer costs associated with impaired loans incurred during the current period.

Provision for Income Taxes

The income tax expense for the first six months of 2021 was $1,924,000, an increase of $2,194,000 or 812 percent as compared to the first six months of 2020, during which time a tax benefit of $270,000 was realized. The effective tax benefit for the six months ended June 30, 2021 was 21.1 percent. The Company realized a tax benefit for the six months ended June 30, 2020.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On June 30, 2021, interest bearing deposits with banks totaled $377,588,000, an increase of $64,119,000 or 20 percent, compared to the level at year-end 2020. The increase is primarily the result of the growth in client deposits related to PPP loan proceeds deposited, receipt of stimulus payments and organic growth, offset by purchases of investment securities.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2021, the fair value of investment securities available-for-sale totaled $208,611,000, which represented an increase of $23,609,000 as compared to the fair value of investment securities at year-end 2020. Purchases of securities exceeded the cash flows from principal reductions, sales and maturities during the first six months of 2021.

Loans

On June 30, 2021, total loans, net of deferred fees, were $1.52 billion, which was $1,524,000 or less than one percent lower than the level at year-end 2020. The change in volume was due primarily to a decrease in PPP loans, which totaled approximately $99,000,000 at June 30, 2021, compared to $143,000,000 at December 31, 2020. Commercial loans within the commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2021, deposits totaled $1.96 billion, which reflected a $91,791,000 or 5 percent increase compared to the level at year-end 2020. Of the increase in total deposits, $75,207,000 is attributable to noninterest bearing deposits and $16,584,000 is related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $13,393,000 at June 30, 2021, which reflected a $4,853,000 or 57 percent increase compared to the level at year-end 2020.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2021, long-term debt, including subordinated debentures totaled $52,234,000 compared to $77,208,000 at year-end 2020. The $24,974,000 or 32 percent decrease in long-term debt resulted from the maturity of two FHLB advances totaling $25,000,000. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Other Liabilities

Other liabilities totaled $13,738,000 at June 30, 2021, which reflected a $1,301,000 or 10 percent increase compared to the level at year-end 2020, primarily due to increased liabilities related to escrow for taxes and hazard insurance on mortgage loans.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $199,273,000 on June 30, 2021, an increase of approximately $1,313,000 or 1 percent compared to the level at year-end 2020.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.11 per share and a special cash dividend of $0.02 per share on July 13, 2021, payable on August 10, 2021, to shareholders of record at the close of business on July 27, 2021. These cash dividends follow a quarterly cash dividend of $0.11 per share and a special cash dividend of $0.02 per share distributed in February 2021 and May 2021.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2021 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on June 30, 2021 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at June 30, 2021 has increased by $520,000 or 1 percent when compared to year-end 2020.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2021 compared to December 31, 2020.

Table 9 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2021	2020

Nonaccrual loans	$39,990	$38,175
Accruing loans 90 days or more past due	0	1,295
Total nonperforming loans	39,990	39,470
Total nonperforming assets	$39,990	$39,470
Accruing troubled debt restructurings	$1,058	$1,395

Total period-end loans, net of deferred fees	$1,543,812	$1,544,589
Allowance for loan losses (ALL)	$22,011	$21,264
ALL as a % of total period-end loans	1.43%	1.38%
Net charge-offs year-to-date, annualized as a % of average total loans	0.11%	0.93%
ALL as a % of nonperforming loans	55.04%	53.87%
Nonperforming loans as a % of total period-end loans	2.59%	2.56%
Nonperforming assets as a % of total period-end
loans and net foreclosed real estate	2.59%	2.56%
Nonperforming assets as a % of total period-end assets	1.79%	1.83%
Nonperforming assets as a % of total period-end
shareholders' equity	20.07%	19.94%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2021, the nonperforming loan portfolio balance totaled $39,990,000, compared to $39,470,000 at year-end 2020. During the first six months of 2021, loans totaling $7,214,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $5,399,000. In addition, accruing loans 90 days or more past due decreased $1,295,000 in the first six months of 2021. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of June 30, 2021 and December 31, 2020 there was no foreclosed real estate.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of June 30, 2021, the accruing troubled debt restructuring portfolio balance totaled $1,058,000, compared to $1,395,000 at year-end 2020. The $337,000 decrease was the result of principal repayments and the payoff of one relationship.

As of June 30, 2021, there are no modifications remaining for consumer loans, four mortgage loans totaling approximately $1,422,000 and 16 commercial loans totaling approximately $67,734,000 under the CARES Act, which are not considered TDRs.

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

The following tables presents an analysis of the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2021	2020
Balance-April 1,	$22,411	$22,838

Provision charged to operating expense	352	2,550

Loans charged off:
Commercial, financial and agricultural	814	4,360
Real estate - construction and land development	0	0
Consumer and home equity	7	7
Total loans charged off	821	4,367
Recoveries:
Commercial, financial and agricultural	65	3
Consumer and home equity	4	14
Total recoveries	69	17
Net charge-offs	752	4,350
Balance-June 30,	$22,011	$21,038

Ratios:
Annualized net charge-offs as a % of average total loans	0.11%	1.55%
Allowance for loan losses as a % of total period-end loans	1.43%	1.31%
Allowance for loan losses as a % of nonperforming loans	55.04%	100.62%

Table 11 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2021	2020
Balance-January 1,	$21,264	$22,838

Provision charged to operating expense	1,583	2,550

Loans charged off:
Commercial, financial and agricultural	906	4,361
Real estate - construction and land development	0	0
Consumer and home equity	19	6
Total loans charged off	925	4,367
Recoveries:
Commercial, financial and agricultural	70	3
Consumer and home equity	19	14
Total recoveries	89	17
Net charge-offs	836	4,350
Balance-June 30,	$22,011	$21,038

Ratios:
Annualized net charge-offs as a % of average total loans	0.11%	1.55%
Allowance for loan losses as a % of total period-end loans	1.43%	1.31%
Allowance for loan losses as a % of nonperforming loans	55.04%	100.62%

The provision for loan losses decreased $10,402,000 from June 30, 2020 to June 30, 2021. The decreased provision expense in the first six months of 2021 was attributed primarily to a partial charge off arising from several large commercial lending relationships in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis, but to a lesser extent than the prior period. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Net charge-offs for the first six months of 2021 were $836,000 compared to $12,013,000 for the same period in 2020. During the first six months of 2021, there were $925,000 of charge-offs as compared to $12,053,000 during the same period in 2020. The risks and uncertainties associated with the COVID-19 pandemic, weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.43 percent at June 30, 2021, as compared to 1.38 percent at December 31, 2020 and 1.31 percent at June 30, 2020.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2021, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $46,969,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $543,800,000. The Corporation’s loan-to-deposit ratio was 78.7 percent as of June 30, 2021, 82.9 percent as of December 31, 2020 and 88.7 percent as of June 30, 2020.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2021, totaled $608,965,000 and consisted of $505,154,000 in unfunded commitments under existing loan facilities, $88,892,000 to grant new loans and $14,919,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19, provided the loan was not past due as of December 31, 2019. Section 541 of the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020, extending the provisions in Section 4013 of the CARES Act to January 1, 2022. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of June 30, 2021, the Corporation has remaining loan modifications totaling approximately $69,000,000. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of June 30, 2021 of approximately $99,000,000.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at June 30, 2021.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$5,796	9.26%	(5.00)%
-100	$(3,102)	(4.96)%	(5.00)%

+200	$12,706	20.30%	(15.00)%
-200	$(6,098)	(9.74)%	(15.00)%

+300	$19,460	31.09%	(25.00)%

+400	$26,240	41.93%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of June 30, 2021, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	$0	0	$5,000,000
March 1 - 31, 2021	0	$0	0	$5,000,000
April 1 - 30, 2021	0	$0	0	$5,000,000
May 1 - 31, 2021	142,541	$18.75	142,541	$2,327,900
June 1 - 30, 2021	0	$0	0	$2,327,900

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
4.1

Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 10, 2020)

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

August 2, 2021	/s/ Larry J. Miller
Date	Larry J. Miller,
Chairman,President
and Chief Executive Officer (Principal Executive Officer)

August 2, 2021	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)