Form 10-Q
period 2021-09-30
CODORUS VALLEY BANCORP INC
filed 2021-11-01
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________to______________

Commission file number: 0-15536

CODORUS VALLEY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2428543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405-2887

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 26, 2021, 9,534,606 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2021	2020
Assets
Interest bearing deposits with banks	$471,385	$313,469
Cash and due from banks	20,032	22,324
Total cash and cash equivalents	491,417	335,793
Securities, available-for-sale	224,576	185,002
Restricted investment in bank stocks, at cost	1,311	2,593
Loans held for sale	9,379	15,981
Loans (net of deferred fees of $5,002- 2021 and $6,134 - 2020)	1,524,377	1,544,589
Less-allowance for loan losses	(22,336)	(21,264)
Net loans	1,502,041	1,523,325
Premises and equipment, net	21,993	25,206
Operating leases right-of-use assets	1,915	2,386
Goodwill	2,301	2,301
Other assets	75,223	69,612
Total assets	$2,330,156	$2,162,199

Liabilities
Deposits
Noninterest bearing	$460,876	$396,947
Interest bearing	1,588,484	1,466,592
Total deposits	2,049,360	1,863,539
Short-term borrowings	12,300	8,540
Long-term debt	21,586	46,606
Subordinated debentures - face amount $31,000 (less unamortized discount and debt
issuance cost of $337 at September 30, 2021 and $398 at December 31, 2020)	30,663	30,602
Operating leases liabilities	2,031	2,515
Other liabilities	15,504	12,437
Total liabilities	2,131,444	1,964,239

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at September 30, 2021 and 0 at December 31, 2020	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,187 at September 30, 2021 and 9,820,882 at December 31, 2020; and
shares outstanding: 9,592,199 at September 30, 2021 and 9,820,882 at December 31, 2020	24,708	24,552
Additional paid-in capital	142,110	141,461
Retained earnings	36,515	28,380
Accumulated other comprehensive income	1,431	3,567
Treasury stock, at cost; 290,988 shares at September 30, 2021	(6,052)	0
Total shareholders' equity	198,712	197,960
Total liabilities and shareholders' equity	$2,330,156	$2,162,199

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income
Loans, including fees	$17,106	$17,589	$51,190	$54,233
Investment securities:
Taxable	927	616	2,299	2,197
Tax-exempt	88	113	268	380
Dividends	6	36	55	131
Other	174	57	360	497
Total interest income	18,301	18,411	54,172	57,438
Interest expense
Deposits	1,724	3,111	5,893	10,888
Federal funds purchased and other short-term borrowings	12	9	30	29
Long-term debt	100	310	557	1,273
Subordinated debentures	417	0	1,253	0
Total interest expense	2,253	3,430	7,733	12,190
Net interest income	16,048	14,981	46,439	45,248
Provision for loan losses	349	1,930	1,932	13,915
Net interest income after provision for loan losses	15,699	13,051	44,507	31,333

Noninterest income
Trust and investment services fees	1,151	992	3,346	2,932
Income from mutual fund, annuity and insurance sales	349	287	993	797
Service charges on deposit accounts	1,304	1,182	3,844	3,287
Income from bank owned life insurance	326	286	1,023	851
Other income	518	215	1,440	1,136
Gain on sales of loans held for sale	490	1,282	2,473	2,134
Loss on write down of assets held for sale	(30)	0	(1,204)	0
(Loss) gain on sales of securities	0	0	(23)	65
Total noninterest income	4,108	4,244	11,892	11,202

Noninterest expense
Personnel	8,047	7,470	24,743	22,471
Occupancy of premises, net	869	805	2,698	2,596
Furniture and equipment	836	856	2,467	2,550
Professional and legal	449	298	1,053	748
Marketing	462	352	1,165	988
FDIC insurance	242	325	660	664
Debit card processing	404	344	1,081	1,017
Charitable donations	121	65	1,059	1,030
External data processing	809	631	2,487	2,039
Loss (gain) on foreclosed real estate, including provision for
(recovery of) losses	0	3	0	(170)
Impaired loan carrying costs	94	128	281	604
Other	1,326	1,352	3,451	3,541
Total noninterest expense	13,659	12,629	41,145	38,078
Income before income taxes	6,148	4,666	15,254	4,457
Provision for income taxes	1,365	1,042	3,289	772
Net income	$4,783	$3,624	$11,965	$3,685
Net income per share, basic	$0.49	$0.37	$1.22	$0.38
Net income per share, diluted	$0.49	$0.37	$1.22	$0.38

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2021	2020
Net income	$4,783	$3,624
Other comprehensive income:
Securities available for sale:
Net unrealized holding (losses) arising during the period
(net of tax (benefit) of ($182) and ($120), respectively)	(683)	(452)
Reclassification adjustment for gains included in net income
(net of tax expense of $0 and $0, respectively) (a) (b)	0	0
Net unrealized (losses)	(683)	(452)
Comprehensive income	$4,100	$3,172

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Net income	$11,965	$3,685
Other comprehensive income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($573) and $726, respectively)	(2,154)	2,731
Reclassification adjustment for losses (gains) included in net income
(net of tax (benefit) expense of ($5) and $14, respectively) (a) (b)	18	(51)
Net unrealized (losses) gains	(2,136)	2,680
Comprehensive income	$9,829	$6,365

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$11,965	$3,685
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,956	2,072
Net amortization of premiums on securities	749	686
Amortization of deferred loan origination fees and costs	(5,968)	(2,255)
Net amortization of operating lease right of use assets	448	484
Net amortization of finance lease right of use assets	35	36
Amortization of subordinated debentures issuance fees	61	0
Net change in operating lease liabilities	(462)	(500)
Provision for loan losses	1,932	13,915
Writedown of assets held for sale	1,204	0
Provision for losses on foreclosed real estate	0	18
Increase in bank owned life insurance	(1,023)	(851)
Originations of mortgage loans held for sale	(67,628)	(80,926)
Originations of SBA loans held for sale	(8,242)	(841)
Proceeds from sales of mortgage loans held for sale	74,722	81,649
Proceeds from sales of SBA loans held for sale	10,187	140
Gain on sales of mortgage loans held for sale	(2,248)	(2,125)
Gain on sales of SBA loans held for sale	(225)	(9)
(Gain) loss on disposal of premises and equipment	(25)	79
Loss (gain) on sales of securities, available-for-sale	23	(65)
Gain on sales of foreclosed real estate	0	(216)
Loss on lease write-off	0	8
Stock-based compensation	568	390
Decrease (increase) in interest receivable	3,906	(3,108)
Decrease (increase) in other assets	178	(2,446)
Increase (decrease) in interest payable	104	(274)
Increase (decrease) in other liabilities	2,799	(1,554)
Net cash provided by operating activities	25,016	7,992
Cash flows from investing activities
Purchases of securities, available-for-sale	(235,564)	(107,828)
Maturities, repayments and calls of securities, available-for-sale	188,710	50,801
Sales of securities, available-for-sale	3,803	21,679
Net decrease in restricted investment in bank stock	1,282	1,958
Net decrease (increase) in loans made to customers	25,321	(81,802)
Purchases of premises and equipment	(1,467)	(2,004)
Investment in bank owned life insurance	(7,007)	(7)
Proceeds from bank owned life insurance	450	0
Proceeds from sales of foreclosed real estate	0	1,116
Net cash used in investing activities	(24,472)	(116,087)
Cash flows from financing activities
Net increase in demand and savings deposits	228,882	248,060
Net (decrease) increase in time deposits	(43,061)	7,249
Net increase in short-term borrowings	3,760	1,384
Repayment of long-term debt	(25,000)	(35,000)
Net change in finance lease liabilities	(20)	(19)
Cash dividends paid to shareholders	(3,830)	(4,103)
Payment of taxes related to stock withheld	(12)	(4)
Treasury stock reissued	313	89
Treasury stock repurchased	(6,189)	(87)
Proceeds from issuance of stock	237	444
Net cash provided by financing activities	155,080	218,013
Net increase in cash and cash equivalents	155,624	109,918
Cash and cash equivalents at beginning of year	335,793	131,591
Cash and cash equivalents at end of period	$491,417	$241,509

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			3,900			3,900
Other comprehensive loss, net of tax				(2,093)		(2,093)
Cash dividends ($0.130 per share)			(1,278)			(1,278)
Stock-based compensation		101				101
Withheld stock - 279 shares					(5)	(5)
Issuance and reissuance of stock:
7,175 shares under the dividend reinvestment and stock purchase plan	18	98				116
5,702 shares under the employee stock option plan	14	31			5	50
43,212 shares of stock-based compensation awards	108	(108)				0
Balance, March 31, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Balance, April 1, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Net income			3,282			3,282
Other comprehensive income, net of tax				640		640
Cash dividends ($0.130 per share)			(1,284)			(1,284)
Stock-based compensation		294				294
Repurchased stock - 142,541 shares					(2,672)	(2,672)
Issuance and reissuance of stock:
6,495 shares under the dividend reinvestment and stock purchase plan	16	104				120
9,909 shares under employee stock purchase plan		(41)			183	142
Balance, June 30, 2021	$24,708	$141,940	$33,000	$2,114	$(2,489)	$199,273
Balance, July 1, 2021	$24,708	$141,940	$33,000	$2,114	$(2,489)	$199,273
Net income			4,783			4,783
Other comprehensive loss, net of tax				(683)		(683)
Cash dividends ($0.130 per share)			(1,268)			(1,268)
Stock-based compensation		173				173
Withheld stock - 274 shares					(6)	(6)
Repurchased stock - 164,820 shares					(3,682)	(3,682)
Issuance and reissuance of stock:
5,370 shares under the dividend reinvestment and stock purchase plan		22			100	122
1,368 shares of stock-based compensation awards		(25)			25	0
Balance, September 30, 2021	$24,708	$142,110	$36,515	$1,431	$(6,052)	$198,712
Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net loss			(2,989)			(2,989)
Other comprehensive income, net of tax				2,798		2,798
Cash dividends ($0.160 per share)			(1,561)			(1,561)
Stock-based compensation		120				120
Repurchased stock - 5,335 shares					(87)	(87)
Withheld stock - 102 shares					(2)	(2)
Issuance and reissuance of stock:
6,706 shares under the dividend reinvestment and stock purchase plan	17	132				149
6,468 shares of stock-based compensation awards	16	(16)				0
Balance, March 31, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Balance, April 1, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Net income			3,050			3,050
Other comprehensive income, net of tax				334		334
Cash dividends ($0.160 per share)			(1,562)			(1,562)
Stock-based compensation		130				130
Issuance and reissuance of stock:
12,536 shares under the dividend reinvestment and stock purchase plan	18	44			89	151
1,000 shares under the stock option plan	2	3				5
(767) shares of stock-based compensation awards	(2)	2				0
11,116 shares under employee stock purchase plan	28	103				131
Balance, June 30, 2020	$24,469	$140,968	$21,957	$4,441	$0	$191,835
Balance, July 1, 2020	$24,469	$140,968	$21,957	$4,441	$0	$191,835
Net income			3,624			3,624
Other comprehensive loss, net of tax				(452)		(452)
Cash dividends ($0.100 per share)			(980)			(980)
Stock-based compensation		139				139
Withheld stock - 180 shares					(2)	(2)
Issuance and reissuance of stock:
7,173 shares under the dividend reinvestment and stock purchase plan	18	79				97
771 shares of stock-based compensation awards	2	(2)				0
Balance, September 30, 2020	$24,489	$141,184	$24,601	$3,989	$(2)	$194,261

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of September 30, 2021, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended September 30, 2021. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2021 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP”) was signed into law. Chief among the $1.9 trillion stimulus act is additional support for individuals, including $1,400 checks to many Americans, extended unemployment benefits, and expanded tax credits. In addition, ARP provides funding for state and local governments and support for businesses continuing to struggle as a result of the pandemic, including a modest increase to PPP, expanded eligibility to more non-profits, a grant program for restaurants that have suffered pandemic-related losses, and extended payroll support for the airline industry.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, when the loan was not past due greater than 30 days as of December 31, 2019. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of September 30, 2021, the Corporation has remaining loan modifications totaling approximately $41,000,000. The Corporation has been an active participant in the SBA Paycheck Protection Program (PPP), with outstanding PPP loans as of September 30, 2021 of approximately $55,000,000, which includes $47,000,000 of new PPP loans originated in 2021.

Loan-Level Interest Rate Swaps

Beginning during the second quarter of 2021, PeoplesBank entered into loan-level interest rate swaps (“swaps”) to facilitate certain client transactions and to meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan clients, and PeoplesBank simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the client pays a fixed interest rate and PeoplesBank receives a floating interest rate.  The swap positions with clients are equally offset with the dealer counterparties to minimize the potential impact on PeoplesBank’s financial statements.

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

Derivatives contain an element of credit risk, including the possibility that PeoplesBank will incur a loss because a party to the agreements, which may be a dealer counterparty or a client, fails to meet its contractual obligations. Derivative contracts may only be executed with dealer counterparties as approved by the Board of Directors.  Similarly, derivatives with clients may only be executed with clients within credit exposure limits as approved by the Board of Directors. Loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

Interest rate swaps, recorded at fair value, are included in other assets on the Consolidated Balance Sheets. Additional information is provided in Note 15 – Interest Rate Swaps.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at September 30, 2021 consisted of one retail banking property scheduled to be closed in the fourth quarter 2021 and one retail banking property scheduled to be closed in early 2022, totaling $2,715,000 and is included in other assets on the Consolidated Balance Sheets. An impairment charge of approximately $30,000 and $1,174,000 was recorded during the three and nine months ended September 30, 2021, respectively. There were no bank premises and equipment designated as held for sale as of December 31, 2020.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2021 there was no foreclosed real estate. Included within loans receivable as of September 30, 2021 was a recorded investment of $105,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $206,000 as of December 31, 2020.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2021, the balance of residential mortgage loans serviced for third parties was $70,326,000 compared to $87,142,000 at December 31, 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Amortized cost:
Balance at beginning of period	$458	$649	$511	$965
Originations of mortgage servicing rights	5	29	36	84
Amortization expense	(45)	(161)	(219)	(349)
Valuation allowance	2	(31)	92	(214)
Balance at end of period	$420	$486	$420	$486

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2021.

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

Trust and investment service fees – The Corporation provides trust, investment management custody and irrevocable life insurance trust services to clients. Such services are rendered in accordance with the underlying contracts for which fees are earned. The Corporation’s performance obligations are generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for services rendered is primarily received in the following month.

Income from mutual fund, annuity and insurance sales – The Corporation sells mutual funds, annuity and insurance products to its clients. The Corporation’s performance obligation is met upon the signing of the product agreement and, in certain cases, a time component may exist when the client has the right to rescind the agreement with or without penalty. The Corporation recognizes revenues upon delivery of the product or service unless there is a time component in which case revenues are recognized utilizing the expected value method. Payment for services rendered is primarily received in the following month.

Service charges on deposits accounts – These represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Other service charges include revenue from processing wire transfers, cashier’s checks and other services. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the clients’ accounts.

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$4,783	$3,624	$11,965	$3,685

Weighted average shares outstanding (basic)	9,699	9,792	9,785	9,774
Effect of dilutive stock options	48	22	36	29
Weighted average shares outstanding (diluted)	9,747	9,814	9,821	9,803

Basic earnings per share	$0.49	$0.37	$1.22	$0.38
Diluted earnings per share	$0.49	$0.37	$1.22	$0.38

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Cash paid during the period for:
Income taxes	$3,135	$3,557
Interest	$7,629	$12,464

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$121
Transfer of premises and equipment to assets held for sale	$2,715	$0
Initial recognition of operating lease right-of-use assets	$18	$186
Initial recognition of operating lease liabilities	$18	$186

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

Note 2 – Securities

A summary of securities available-for-sale at September 30, 2021 and December 31, 2020 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. Corporates include subordinated debt issued by domestic community banks. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2021, 82.9 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.6 million. At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2021
Debt securities:
U.S. agency	$3,500	$0	$(54)	$3,446
U.S. agency mortgage-backed, residential	162,010	2,873	(901)	163,982
State and municipal	31,689	251	(477)	31,463
Corporates	25,565	197	(77)	25,685
Total debt securities	$222,764	$3,321	$(1,509)	$224,576
December 31, 2020
Debt securities:
U.S. agency	$40,000	$0	$0	$40,000
U.S. agency mortgage-backed, residential	106,792	4,133	(29)	110,896
State and municipal	24,014	311	(25)	24,300
Corporates	9,681	139	(14)	9,806
Total debt securities	$180,487	$4,583	$(68)	$185,002

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds	$0	$0	$3,803	$21,679
Gross gains	0	0	24	124
Gross losses	0	0	(47)	(59)
Tax benefit (provision)	0	0	5	(14)

The amortized cost and estimated fair value of debt securities at September 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,738	$2,761
Due after one year through five years	100,016	101,986
Due after five years through ten years	92,849	92,745
Due after ten years	27,161	27,084
Total debt securities	$222,764	$224,576

Investment securities having a carrying value of $179,426,000 and $170,313,000 on September 30, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2021
Debt securities:
U.S. agency	2	$3,446	$(54)	0	$0	$0	2	$3,446	$(54)
U.S. agency mortgage-backed, residential	44	81,872	(901)	0	0	0	44	81,872	(901)
State and municipal	24	22,479	(477)	0	0	0	24	22,479	(477)
Corporates	9	10,173	(77)	0	0	0	9	10,173	(77)
Total temporarily impaired debt
securities, available-for-sale	79	$117,970	$(1,509)	0	$0	$0	79	$117,970	$(1,509)
December 31, 2020
Debt securities:
U.S. agency	2	$40,000	$0	0	$0	$0	2	$40,000	$0
U.S. agency mortgage-backed, residential	8	8,706	(29)	0	0	0	8	8,706	(29)
State and municipal	4	3,808	(25)	0	0	0	4	3,808	(25)
Corporates	3	4,075	(14)	0	0	0	3	4,075	(14)
Total temporarily impaired debt
securities, available-for-sale	17	$56,589	$(68)	0	$0	$0	17	$56,589	$(68)

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

The Corporation believes that unrealized losses at September 30, 2021 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2021 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2021 and December 31, 2020, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2021 and 2020. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2021 and 2020.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2021 and December 31, 2020. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2021	Loans	2020	Loans
Builder & developer	$147,940	9.7	$147,609	9.6
Commercial real estate investor	297,020	19.5	236,924	15.3
Residential real estate investor	229,374	15.0	238,458	15.4
Hotel/Motel	81,222	5.3	79,421	5.2
Wholesale & retail	80,535	5.3	108,425	7.0
Manufacturing	76,442	5.0	79,142	5.1
Agriculture	93,883	6.2	80,450	5.2
Service	68,864	4.5	76,838	5.0
Other	232,038	15.3	280,616	18.2
Total commercial related loans	1,307,318	85.8	1,327,883	86.0
Residential mortgages	101,406	6.7	95,751	6.2
Home equity	92,909	6.1	96,711	6.3
Other	22,744	1.4	24,244	1.5
Total consumer related loans	217,059	14.2	216,706	14.0
Total loans	$1,524,377	100.0	$1,544,589	100.0

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2021 and December 31, 2020.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2021
Builder & developer	$133,897	$6,129	$7,101	$813	$147,940
Commercial real estate investor	290,225	5,569	1,050	176	297,020
Residential real estate investor	222,577	3,321	682	2,794	229,374
Hotel/Motel	50,838	522	17,551	12,311	81,222
Wholesale & retail	77,971	1,390	1,174	0	80,535
Manufacturing	69,452	0	53	6,937	76,442
Agriculture	86,281	404	392	6,806	93,883
Service	62,446	657	4,790	971	68,864
Other	209,233	1,430	14,604	6,771	232,038
Total commercial related loans	1,202,920	19,422	47,397	37,579	1,307,318
Residential mortgage	101,331	0	10	65	101,406
Home equity	92,324	48	0	537	92,909
Other	22,576	0	0	168	22,744
Total consumer related loans	216,231	48	10	770	217,059
Total loans	$1,419,151	$19,470	$47,407	$38,349	$1,524,377

December 31, 2020
Builder & developer	$133,804	$11,305	$2,121	$379	$147,609
Commercial real estate investor	230,113	6,379	231	201	236,924
Residential real estate investor	234,316	1,215	130	2,797	238,458
Hotel/Motel	48,264	542	18,143	12,472	79,421
Wholesale & retail	99,821	8,591	13	0	108,425
Manufacturing	67,968	0	3,610	7,564	79,142
Agriculture	72,829	416	3,776	3,429	80,450
Service	75,618	249	0	971	76,838
Other	256,040	1,481	13,804	9,291	280,616
Total commercial related loans	1,218,773	30,178	41,828	37,104	1,327,883
Residential mortgage	95,466	123	11	151	95,751
Home equity	96,026	55	0	630	96,711
Other	23,954	0	0	290	24,244
Total consumer related loans	215,446	178	11	1,071	216,706
Total loans	$1,434,219	$30,356	$41,839	$38,175	$1,544,589

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2021 and December 31, 2020, Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2021
Builder & developer	$1,000	$1,082	$0	$0	$0	$1,000	$1,082
Commercial real estate investor	995	1,012	0	0	0	995	1,012
Residential real estate investor	2,402	2,593	392	392	204	2,794	2,985
Hotel/Motel	12,311	12,773	0	0	0	12,311	12,773
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	6,937	7,113	0	0	0	6,937	7,113
Agriculture	5,746	5,966	1,060	1,174	502	6,806	7,140
Service	0	0	971	976	377	971	976
Other commercial	2,947	3,120	3,824	4,291	3,079	6,771	7,411
Total impaired commercial related loans	32,338	33,659	6,247	6,833	4,162	38,585	40,492
Residential mortgage	65	65	0	0	0	65	65
Home equity	537	576	0	0	0	537	576
Other consumer	168	188	0	0	0	168	188
Total impaired consumer related loans	770	829	0	0	0	770	829
Total impaired loans	$33,108	$34,488	$6,247	$6,833	$4,162	$39,355	$41,321

December 31, 2020
Builder & developer	$575	$790	$0	$0	$0	$575	$790
Commercial real estate investor	1,163	1,170	0	0	0	1,163	1,170
Residential real estate investor	581	862	2,216	2,216	216	2,797	3,078
Hotel/Motel	12,472	12,472	0	0	0	12,472	12,472
Wholesale & retail	237	237	0	0	0	237	237
Manufacturing	7,564	7,564	0	0	0	7,564	7,564
Agriculture	2,270	2,382	1,159	1,217	615	3,429	3,599
Service	971	1,061	0	0	0	971	1,061
Other commercial	5,739	5,954	3,552	3,888	2,481	9,291	9,842
Total impaired commercial related loans	31,572	32,492	6,927	7,321	3,312	38,499	39,813
Residential mortgage	151	151	0	0	0	151	151
Home equity	630	653	0	0	0	630	653
Other consumer	290	301	0	0	0	290	301
Total impaired consumer related loans	1,071	1,105	0	0	0	1,071	1,105
Total impaired loans	$32,643	$33,597	$6,927	$7,321	$3,312	$39,570	$40,918

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2021 and 2020. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended September 30, 2021
Builder & developer	$1,006	$0	$0	$0	$1,006	$0
Commercial real estate investor	1,024	11	0	0	1,024	11
Residential real estate investor	2,496	8	395	0	2,891	8
Hotel/Motel	12,550	0	0	0	12,550	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	7,348	19	0	0	7,348	19
Agriculture	4,835	0	1,092	0	5,927	0
Service	486	0	485	0	971	0
Other commercial	3,612	0	4,128	61	7,740	61
Total impaired commercial related loans	33,357	38	6,100	61	39,457	99
Residential mortgage	33	0	0	0	33	0
Home equity	541	0	0	0	541	0
Other consumer	171	0	0	0	171	0
Total impaired consumer related loans	745	0	0	0	745	0
Total impaired loans	$34,102	$38	$6,100	$61	$40,202	$99

Three months ended September 30, 2020
Builder & developer	$585	$9	$70	$0	$655	$9
Commercial real estate investor	1,244	16	0	0	1,244	16
Residential real estate investor	1,779	3	2,710	0	4,489	3
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	239	2	0	0	239	2
Manufacturing	0	0	0	0	0	0
Agriculture	2,337	37	1,200	0	3,537	37
Service	485	0	0	0	485	0
Other commercial	5,211	33	3,805	0	9,016	33
Total impaired commercial related loans	11,880	100	7,785	0	19,665	100
Residential mortgage	152	2	0	0	152	2
Home equity	614	5	0	0	614	5
Other consumer	206	2	0	0	206	2
Total impaired consumer related loans	972	9	0	0	972	9
Total impaired loans	$12,852	$109	$7,785	$0	$20,637	$109

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Nine months ended September 30, 2021
Builder & developer	$901	$0	0	$0	$901	$0
Commercial real estate investor	1,080	34	0	0	1,080	34
Residential real estate investor	1,557	66	1,305	0	2,862	66
Hotel/Motel	12,506	0	0	0	12,506	0
Wholesale & retail	118	14	0	0	118	14
Manufacturing	7,500	19	0	0	7,500	19
Agriculture	3,491	37	1,105	0	4,596	37
Service	728	0	243	0	971	0
Other commercial	4,871	26	3,990	61	8,861	87
Total impaired commercial related loans	32,752	196	6,643	61	39,395	257
Residential mortgage	54	0	0	0	54	0
Home equity	592	0	0	0	592	0
Other consumer	222	7	0	0	222	7
Total impaired consumer related loans	868	7	0	0	868	7
Total impaired loans	$33,620	$203	6,643	$61	$40,263	$264

Nine months ended September 30, 2020
Builder & developer	$771	$31	$189	$0	$960	$31
Commercial real estate investor	1,296	56	0	0	1,296	56
Residential real estate investor	1,311	22	3,865	0	5,176	22
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	255	5	3,564	0	3,819	5
Manufacturing	6	3	537	0	543	3
Agriculture	2,217	95	1,106	0	3,323	95
Service	900	1	0	0	900	1
Other commercial	3,357	70	3,719	0	7,076	70
Total impaired commercial related loans	10,113	283	12,980	0	23,093	283
Residential mortgage	183	5	0	0	183	5
Home equity	643	42	0	0	643	42
Other consumer	215	9	0	0	215	9
Total impaired consumer related loans	1,041	56	0	0	1,041	56
Total impaired loans	$11,154	$339	$12,980	$0	$24,134	$339

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2021 and December 31, 2020.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2021
Builder & developer	$575	$0	$0	$813	$1,388	$146,552	$147,940
Commercial real estate investor	2,130	818	0	176	3,124	293,896	297,020
Residential real estate investor	0	0	3,599	2,794	6,393	222,981	229,374
Hotel/Motel	0	0	0	12,311	12,311	68,911	81,222
Wholesale & retail	76	0	0	0	76	80,459	80,535
Manufacturing	0	0	0	6,937	6,937	69,505	76,442
Agriculture	0	0	0	6,806	6,806	87,077	93,883
Service	249	0	0	971	1,220	67,644	68,864
Other	1,098	0	0	6,771	7,869	224,169	232,038
Total commercial related loans	4,128	818	3,599	37,579	46,124	1,261,194	1,307,318
Residential mortgage	0	0	0	65	65	101,341	101,406
Home equity	76	0	0	537	613	92,296	92,909
Other	892	2,570	19	168	3,649	19,095	22,744
Total consumer related loans	968	2,570	19	770	4,327	212,732	217,059
Total loans	$5,096	$3,388	$3,618	$38,349	$50,451	$1,473,926	$1,524,377

December 31, 2020
Builder & developer	$427	$489	$322	$379	$1,617	$145,992	$147,609
Commercial real estate investor	0	0	0	201	201	236,723	236,924
Residential real estate investor	136	0	0	2,797	2,933	235,525	238,458
Hotel/Motel	0	0	0	12,472	12,472	66,949	79,421
Wholesale & retail	29	0	0	0	29	108,396	108,425
Manufacturing	0	0	0	7,564	7,564	71,578	79,142
Agriculture	0	0	0	3,429	3,429	77,021	80,450
Service	0	709	0	971	1,680	75,158	76,838
Other	679	887	0	9,291	10,857	269,759	280,616
Total commercial related loans	1,271	2,085	322	37,104	40,782	1,287,101	1,327,883
Residential mortgage	0	0	937	151	1,088	94,663	95,751
Home equity	206	177	36	630	1,049	95,662	96,711
Other	717	321	0	290	1,328	22,916	24,244
Total consumer related loans	923	498	973	1,071	3,465	213,241	216,706
Total loans	$2,194	$2,583	$1,295	$38,175	$44,247	$1,500,342	$1,544,589

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $1,006,000 at September 30, 2021 and $1,395,000 at December 31, 2020. There were no allowances allocated to any TDRs at September 30, 2021 or December 31, 2020. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

As of September 30, 2021, there are no modifications for consumer loans, two mortgage loans totaling approximately $1,163,000 and five commercial loans totaling approximately $40,000,000 under the CARES Act, which are not considered TDRs.

There were no loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2021 and 2020. There were no defaults for the three and nine months ended September 30, 2021 and September 30, 2020 for TDRs entered into during the previous 12 month period.

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2021 and 2020.

	Allowance for Loan Losses
	July 1, 2021				September 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,218	$0	$0	$(85)	$2,133
Commercial real estate investor	3,492	0	0	246	3,738
Residential real estate investor	3,828	(17)	4	(36)	3,779
Hotel/Motel	1,309	0	0	(67)	1,242
Wholesale & retail	2,015	0	0	35	2,050
Manufacturing	790	0	0	96	886
Agriculture	1,440	0	0	(135)	1,305
Service	750	0	0	378	1,128
Other commercial	5,544	(19)	3	(131)	5,397
Total commercial related loans	21,386	(36)	7	301	21,658
Residential mortgage	265	0	0	16	281
Home equity	273	0	0	5	278
Other consumer	87	(2)	7	3	95
Total consumer related loans	625	(2)	7	24	654
Unallocated	0	0	0	24	24
Total	$22,011	$(38)	$14	$349	$22,336

	Allowance for Loan Losses
	July 1, 2020				September 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,376	$0	$0	$(254)	$2,122
Commercial real estate investor	2,732	0	0	(56)	2,676
Residential real estate investor	4,767	(1,641)	3	807	3,936
Hotel/Motel	1,530	0	0	6	1,536
Wholesale & retail	2,398	0	0	21	2,419
Manufacturing	901	0	0	29	930
Agriculture	1,112	0	0	38	1,150
Service	403	0	0	23	426
Other commercial	4,207	(367)	0	1,270	5,110
Total commercial related loans	20,426	(2,008)	3	1,884	20,305
Residential mortgage	229	0	0	19	248
Home equity	297	(59)	0	56	294
Other consumer	94	(2)	7	(3)	96
Total consumer related loans	620	(61)	7	72	638
Unallocated	(8)	0	0	(26)	(34)
Total	$21,038	$(2,069)	$10	$1,930	$20,909

	Allowance for Loan Losses
	January 1, 2021				September 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$0	$99	$2,133
Commercial real estate investor	3,177	0	0	561	3,738
Residential real estate investor	3,944	(233)	51	17	3,779
Hotel/Motel	1,440	0	0	(198)	1,242
Wholesale & retail	2,416	0	0	(366)	2,050
Manufacturing	840	0	0	46	886
Agriculture	1,288	0	0	17	1,305
Service	457	0	0	671	1,128
Other commercial	5,002	(709)	26	1,078	5,397
Total commercial related loans	20,598	(942)	77	1,925	21,658
Residential mortgage	256	0	0	25	281
Home equity	287	(5)	2	(6)	278
Other consumer	101	(16)	24	(14)	95
Total consumer related loans	644	(21)	26	5	654
Unallocated	22	0	0	2	24
Total	$21,264	$(963)	$103	$1,932	$22,336

	Allowance for Loan Losses
	January 1, 2020				September 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(844)	$0	$703	$2,122
Commercial real estate investor	2,565	0	0	111	2,676
Residential real estate investor	4,632	(1,641)	9	936	3,936
Hotel/Motel	742	0	0	794	1,536
Wholesale & retail	3,575	(3,116)	7	1,953	2,419
Manufacturing	1,252	(392)	0	70	930
Agriculture	1,304	0	0	(154)	1,150
Service	367	(73)	0	132	426
Other commercial	3,837	(7,984)	0	9,257	5,110
Total commercial related loans	20,537	(14,050)	16	13,802	20,305
Residential mortgage	158	0	0	90	248
Home equity	203	(59)	0	150	294
Other consumer	167	(13)	34	(92)	96
Total consumer related loans	528	(72)	34	148	638
Unallocated	1	0	0	(35)	(34)
Total	$21,066	$(14,122)	$50	$13,915	$20,909

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for September 30, 2021 and December 31, 2020.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2021
Builder & developer	$0	$2,133	$2,133	$1,000	$146,940	$147,940
Commercial real estate investor	0	3,738	3,738	995	296,025	297,020
Residential real estate investor	204	3,575	3,779	2,794	226,580	229,374
Hotel/Motel	0	1,242	1,242	12,311	68,911	81,222
Wholesale & retail	0	2,050	2,050	0	80,535	80,535
Manufacturing	0	886	886	6,937	69,505	76,442
Agriculture	502	803	1,305	6,806	87,077	93,883
Service	377	751	1,128	971	67,893	68,864
Other commercial	3,079	2,318	5,397	6,771	225,267	232,038
Total commercial related	4,162	17,496	21,658	38,585	1,268,733	1,307,318
Residential mortgage	0	281	281	65	101,341	101,406
Home equity	0	278	278	537	92,372	92,909
Other consumer	0	95	95	168	22,576	22,744
Total consumer related	0	654	654	770	216,289	217,059
Unallocated	0	24	24	0	0	0
Total	$4,162	$18,174	$22,336	$39,355	$1,485,022	$1,524,377

December 31, 2020
Builder & developer	$0	$2,034	$2,034	$575	$147,034	$147,609
Commercial real estate investor	0	3,177	3,177	1,163	235,761	236,924
Residential real estate investor	216	3,728	3,944	2,797	235,661	238,458
Hotel/Motel	0	1,440	1,440	12,472	66,949	79,421
Wholesale & retail	0	2,416	2,416	237	108,188	108,425
Manufacturing	0	840	840	7,564	71,578	79,142
Agriculture	615	673	1,288	3,429	77,021	80,450
Service	0	457	457	971	75,867	76,838
Other commercial	2,481	2,521	5,002	9,291	271,325	280,616
Total commercial related	3,312	17,286	20,598	38,499	1,289,384	1,327,883
Residential mortgage	0	256	256	151	95,600	95,751
Home equity	0	287	287	630	96,081	96,711
Other consumer	0	101	101	290	23,954	24,244
Total consumer related	0	644	644	1,071	215,635	216,706
Unallocated	0	22	22	0	0	0
Total	$3,312	$17,952	$21,264	$39,570	$1,505,019	$1,544,589

Note 6—Deposits

The composition of deposits as of September 30, 2021 and December 31, 2020 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $46,000 at September 30, 2021, compared to $55,000 at December 31, 2020.

	September 30,	December 31,
(dollars in thousands)	2021	2020
Noninterest bearing demand	$460,876	$396,947
Interest bearing demand	254,054	224,764
Money market	701,769	598,398
Savings	143,435	111,143
Time deposits less than $100	262,536	283,910
Time deposits $100 to $250	160,391	180,674
Time deposits $250 or more	66,299	67,703
Total deposits	$2,049,360	$1,863,539

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2021, the balance of securities sold under agreements to repurchase was $12,300,000 compared to $8,540,000 at December 31, 2020. At September 30, 2021 and December 31, 2020, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of September 30, 2021 and December 31, 2020. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	September 30,	December 31,
(dollars in thousands)	2021	2020
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due June 2021, 2.81%	$0	$10,000
Due June 2021, 2.14%	0	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	$10,000	$35,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.14%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.67% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,663	30,602
Total junior subordinated debt	$40,973	$40,912
Lease obligations included in long-term debt:
Finance lease liabilities	1,276	1,296
Total long-term debt	$52,249	$77,208

At September 30, 2021 there were no municipal deposit letters of credit compared to $42,000,000 at December 31, 2020. These letters of credit are issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The components of lease expense were as follows:

	Three months ended
	September 30,
(dollars in thousands)	2021	2020
Operating lease cost	$165	$169

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	12	12
Total finance lease cost	$24	$24

Total lease cost	$189	$193

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Operating lease cost	$503	$564

Finance lease cost:
Amortization of right-of-use assets	$36	$36
Interest on lease liability	36	36
Total finance lease cost	$72	$72

Total lease cost	$575	$636

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30,
	2021	2020
Operating cash flows from operating leases	$519	$578
Operating cash flows from financing leases	36	36
Financing cash flows from financing leases	20	19

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0	186
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2021	2020
Assets:
Operating leases right-of-use assets	$1,915	$2,386
Finance leases assets	1,052	1,087
Total lease assets	$2,967	$3,473

Liabilities:
Operating	$2,031	$2,515
Financing	1,276	1,296
Total lease liabilities	$3,307	$3,811

Weighted Average Remaining Lease Term (years)
Operating leases	4.3	5.2
Finance leases	22.4	23.2

Weighted Average Discount Rate
Operating leases	2.60%	2.68%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands:)	September 30, 2021
Year Ending December 31,	Operating Leases	Finance Leases
2021	$162	$19
2022	615	75
2023	487	75
2024	400	75
2025	179	79
Thereafter	307	1,589
Total lease payments	2,150	1,912
Less imputed interest	(119)	(636)
Total	$2,031	$1,276

(dollars in thousands:)	December 31, 2020
Year Ending December 31,	Operating Leases	Finance Leases
2021	$667	$75
2022	604	75
2023	489	75
2024	413	75
2025	192	79
Thereafter	317	1,588
Total lease payments	2,682	1,967
Less imputed interest	(167)	(671)
Total	$2,515	$1,296

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

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of September 30, 2021, the Corporation and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below.

			Minimum for Basel III		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2021
Capital ratios:
Common equity Tier 1	$194,753	12.38%	$110,129	7.00%	n/a	n/a
Tier 1 risk based	204,753	13.01	133,729	8.50	n/a	n/a
Total risk based	255,094	16.21	165,194	10.50	n/a	n/a
Leverage	204,753	8.92	91,861	4.00	n/a	n/a

at December 31, 2020
Capital ratios:
Common equity Tier 1	$191,863	13.10%	$102,504	7.00%	n/a	n/a
Tier 1 risk based	201,863	13.79	124,469	8.50	n/a	n/a
Total risk based	250,806	17.13	153,756	10.50	n/a	n/a
Leverage	201,863	9.58	84,250	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2021
Capital ratios:
Common equity Tier 1	$228,117	14.53%	$109,903	7.00%	$102,053	6.50%
Tier 1 risk based	228,117	14.53	133,453	8.50	125,603	8.00
Total risk based	247,776	15.78	164,854	10.50	157,004	10.00
Leverage	228,117	9.95	91,719	4.00	114,649	5.00

at December 31, 2020
Capital ratios:
Common equity Tier 1	$198,184	13.56%	$102,274	7.00%	$94,968	6.50%
Tier 1 risk based	198,184	13.56	124,190	8.50	116,884	8.00
Total risk based	216,484	14.82	153,411	10.50	146,105	10.00
Leverage	198,184	9.43	84,109	4.00	105,137	5.00

 (1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in March 2020. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. That program expired by its own terms in October 2020.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation progam. The program was successfully completed in August after the purchase of $4,900,000 of common stock. During the three months ended September 30, 2021, the Corporation purchased 99,607 shares at an average price of $22.49 for a total of $2,200,000. During the nine months ended September 30, 2021, the Corporation purchased 242,148 shares at an average price of $20.29 for a total of $4,900,000.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in August 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outsanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be avaiblable for use and reissuance for the purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the three months ended September 30, 2021, the Corporation purchased 65,213 shares at an average price of $22.10 for a total of $1,400,000.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $15,458,000 of standby letters of credit outstanding on September 30, 2021, compared to $15,206,000 on December 31, 2020. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2021 and December 31, 2020, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

Interest rate swap agreements

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2021
Securities available-for-sale:
U.S. agency	$3,446	$0	$3,446	$0
U.S. agency mortgage-backed, residential	163,982	0	163,982	0
State and municipal	31,463	0	31,463	0
Corporates	25,685	0	25,685	0
Other assets:
Loan-level interest rate swaps	29	0	29	0

December 31, 2020
Securities available-for-sale:
U.S. agency	$40,000	$0	$40,000	$0
U.S. agency mortgage-backed, residential	110,896	0	110,896	0
State and municipal	24,300	0	24,300	0
Corporates	9,806	0	9,806	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At September 30, 2021, the fair value of impaired loans with a valuation allowance or partial charge-off was $2,398,000, net of valuation allowances of $4,162,000 and partial charge-offs of $266,000.  At December 31, 2020 the fair value of impaired loans with a valuation allowance or charge-off was $4,009,000, net of valuation allowances of $3,312,000 and charge-offs of $373,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2021 and December 31, 2020, there were no foreclosed real estate assets with a valuation allowance or write-down.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At September 30, 2021, the fair value of the mortgage servicing rights asset was $496,000. At December 31, 2020, the fair value of the mortgage servicing rights asset was $511,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	277	0	0	277
Impaired agriculture loans	558	0	0	558
Impaired service loans	594	0	0	594
Impaired other loans	745	0	0	745
Mortgage servicing rights	496	0	0	496

December 31, 2020
Impaired builder & developer loans	$196	$0	$0	$196
Impaired residential real estate investor loans	2,209	2,000	0	209
Impaired agriculture loans	544	0	0	544
Impaired other loans	1,071	0	0	1,071
Mortgage servicing rights	511	0	0	511

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Weighted		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Average	Range	Average
September 30, 2021
Impaired builder & developer loans	$224		Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired residential real estate investor loans	277		Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired agriculture loans	558		Appraisal (1)	Appraisal adjustments (2)	21% -25%	23%
Impaired service loans	594		Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired other loans	745		Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Mortgage Servicing Rights	496		Multiple of annual service fee	Estimated prepayment speed based on rate and term	14.9% - 14.9%	14.9%

December 31, 2020
Impaired builder & developer loans	$196		Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired residential real estate investor loans	209		Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired agriculture loans	544		Appraisal (1)	Appraisal adjustments (2)	25% - 25%	25%
Impaired other loans	89		Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired other loans	982		Business asset valuation (3)	Business asset valuation adjustments (4)	40% - 50%	44%
Mortgage servicing rights	511		Multiple of annual service fee	Estimated prepayment speed based on rate and term	18.5% - 18.5%	18.5%

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

(3)Fair value is generally determined through client-provided financial statements and bankruptcy court documents.

(4)Business asset valuation may be adjusted downward by the corporation's management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2021 and December 31, 2020.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2021
Financial assets
Cash and cash equivalents	$491,417	$491,417	$491,417	$0	$0
Securities available-for-sale	224,576	224,576	0	224,576	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	9,379	9,947	0	9,947	0
Loans, net	1,502,041	1,495,953	0	0	1,495,953
Interest receivable	4,446	4,446	0	4,446	0

Financial liabilities
Deposits	$2,049,360	$2,050,805	$0	$2,050,805	$0
Short-term borrowings	12,300	12,300	0	12,300	0
Long-term debt (1)	20,310	18,967	0	10,181	8,786
Subordinated debentures	30,663	32,720	0	32,720	0
Interest payable	636	636	0	636	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2020
Financial assets
Cash and cash equivalents	$335,793	$335,793	$335,793	$0	$0
Securities available-for-sale	185,002	185,002	0	185,002	0
Restricted investment in bank stocks	2,593	N/A	N/A	N/A	N/A
Loans held for sale	15,981	17,228	0	17,228	0
Loans, net	1,523,325	1,527,295	0	0	1,527,295
Interest receivable	8,352	8,352	0	8,352	0

Financial liabilities
Deposits	$1,863,539	$1,868,203	$0	$1,868,203	$0
Short-term borrowings	8,540	8,540	0	8,540	0
Long-term debt (1)	45,310	43,005	0	35,571	7,434
Subordinated debentures	30,602	31,159	0	31,159	0
Interest payable	532	532	0	532	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
September 30, 2021
Repurchase Agreements	$12,300	$0	$12,300	$(13,193)	$0	$0	$(893)

December 31, 2020
Repurchase Agreements	$8,540	$0	$8,540	$(10,255)	$0	$0	$(1,715)

Note 15 – Interest Rate Swaps

Loan Level Interest Rate Swaps

PeoplesBank enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan clients to provide a loan pricing structure that meets the interest rate risk management needs of both PeoplesBank as well as the client. PeoplesBank simultaneously enters into parallel interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net results of the offsetting client and deal counterparty swap agreements is that the client pays a fixed rate of interest and PeoplesBank receives a floating rate. PeoplesBank’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value, notational amount, and collateral posted related to loan-level interest rate swaps are presented below:

(dollars in thousands)	September 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$29	$0
Notional Amount	3,642	0
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of September 30, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respective. There were no interest rate swaps as of December 31, 2020.

(b)No cash collateral was posted as of September 30, 2021. There were no interest rate swaps as of December 31, 2020.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	September 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$29	$0
Gross amounts offset	29	0
Net amounts preseneted in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

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

•Unauthorized disclosure of sensitive or confidential client or client information, whether through a breach of our computer systems or otherwise, which may adversely affect the Corporation’s operations, net income or reputation;

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

COVID-19

The third quarter brought an escalation of COVID-19 cases to our Pennsylvania and Maryland markets. The Delta variant attributed to some of the rise in local cases. Mask requirements were re-instated for associates interacting with the public along with social distancing and limiting large gatherings to address the changing conditions.

The process of associates returning to the office in a phased and hybrid approach was completed in August. The long-term remote work policy that was adopted earlier this year allows a portion of positions to work remotely on an ad hoc, part-time or full-time basis. The

COVID-19 Task Force continues to prepare for the possible requirement set forth by the Biden Administration to require all associates to be vaccinated or require weekly COVID testing.

At the time of this release, all Financial Centers are operating with regular lobby and drive thru hours. All Retirement Community Office lobbies are open. Three Loan Production Offices (Hanover, Centerville, and Bel Air) remain closed.

PeoplesBank continues to responsibly and prudently extend credit to qualified borrowers. To date, the Bank has processed approximately 822 second round Paycheck Protection Program (PPP) loans totaling $77 million. PeoplesBank has successfully worked with borrowers and SBA to process forgiveness on 1,684 of 2,080, or 81 percent, of total PPP loans processed.  Currently, seven 2020 Round One PPP loans remain outstanding. The other remaining outstanding loans are 2021 Round Two PPP loans that have several months left to process forgiveness.  Approximately 48 percent of the 2021 Round Two PPP loans generated by PeoplesBank have already qualified for full forgiveness.

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

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

The schedule below presents selected performance metrics for the third quarter of both 2021 and 2020.

	Three months ended
	September 30,
	2021	2020
Basic earnings per share	$0.49	$0.37
Diluted earnings per share	$0.49	$0.37
Cash dividend payout ratio	26.50%	27.01%
Return on average assets	0.83%	0.70%
Return on average equity	9.56%	7.47%
Net interest margin (tax equivalent basis)	2.90%	3.01%
Net overhead ratio	1.66%	1.61%
Efficiency ratio	67.33%	65.27%
Average equity to average assets	8.70%	9.31%

The Corporation’s net income (earnings) was $4,783,000 for the quarter ended September 30, 2021, as compared to $3,624,000 for the quarter ended September 30, 2020, an increase of $1,159,000 or 32 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2021 was $16,048,000, an increase of $1,067,000 or 7 percent compared to net interest income of $14,981,000 for the third quarter 2020.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 2.90 percent for the third quarter 2021 compared to the 3.01 percent for the third quarter 2020. The net interest margin contraction was a result of higher levels of interest bearing deposits with bank, lower interest rates on loans and higher volume and rate on long-term debt, partially offset by lower rates on interest bearing demand and time deposits.

Total interest income for the third quarter 2021 totaled $18,301,000, a decrease of $110,000 or 1 percent below the amount of total interest income for the third quarter 2020. The change was primarily a result of lower rates on commercial loans.

Interest and dividend income on investments increased $373,000 or 45 percent in the third quarter 2021 compared to the same period in 2020. The average balance of the investment securities portfolio increased $52,365,000 or 32 percent when comparing the third quarter 2021 to the same period in 2020. The tax-equivalent yield on investments for the third quarter 2021 was 1.92 percent or 1 basis point lower than the 1.93 percent realized in the third quarter 2020.

Interest income on loans decreased $483,000 or 3 percent in the third quarter 2021 compared to the same period in 2020. The average balance of outstanding loans, primarily commercial loans, decreased approximately $69,134,000 or 4 percent comparing the third quarter 2021 to the same period in 2020. Lower average balances on the loan portfolio were the primary driver of the decrease in interest income on loans. The tax-equivalent yield on loans for the third quarter 2021 was 4.44 percent or 6 basis points higher than the 4.38 percent experienced in the third quarter 2020.

Total interest expense for the third quarter 2021 was $2,253,000, a decrease of $1,177,000 or 34 percent as compared to total interest expense of $3,430,000 for the third quarter 2020. The change was primarily the result of a decrease in the cost of interest bearing demand and time deposits.

Interest expense on deposits decreased $1,387,000 or 45 percent in the third quarter 2021 compared to the same period in 2020. The average rate paid on interest bearing deposits was 0.44 percent in the third quarter 2021 or 43 basis points lower than the average rate paid of 0.87 percent in the third quarter 2020. The average balance of interest bearing deposits for the third quarter 2021 increased by $126,582,000 or 9 percent compared to the third quarter 2020. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter 2021 increasing 18 percent to $474,796,000 as compared to $402,648,000 for the third quarter 2020. The increase was partially related to deposits associated with the origination of Paycheck Protection Program (PPP) loans and consumer stimulus payments.

For the third quarter 2021 interest expense on borrowings (long-term debt and subordinated debentures) increased $207,000 or 67 percent compared to the third quarter 2020. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $11,890,000 for the third quarter 2021, compared to an average balance of $9,276,000 for the third quarter 2020. The rate on average short-term borrowings for the third quarter 2021 was 0.40 percent, an increase as compared to a rate of 0.39 percent for the third quarter 2020. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and subordinated debentures issued in December 2020 by the Corporation, averaged $54,363,000 for the third quarter 2021 and $49,379,000 for the third quarter 2020. For the third quarter 2021, the rate on average long-term borrowings was 3.77 percent, an increase of 127 basis points as compared to a rate of 2.50 percent for the third quarter 2020

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$454,474	$174	0.15%	$221,701	$57	0.10%
Investment securities:
Taxable	193,854	933	1.91	143,448	652	1.81
Tax-exempt	21,594	109	2.00	19,635	141	2.86
Total investment securities	215,448	1,042	1.92	163,083	793	1.93

Loans:
Taxable (1)	1,519,946	17,028	4.44	1,591,152	17,528	4.38
Tax-exempt	9,430	99	4.17	7,358	77	4.16
Total loans	1,529,376	17,127	4.44	1,598,510	17,605	4.38
Total earning assets	2,199,298	18,343	3.31	1,983,294	18,455	3.70
Other assets (2)	102,294			101,859
Total assets	$2,301,592			$2,085,153
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$906,383	$451	0.20%	$767,579	$525	0.27%
Savings	139,940	18	0.05	104,015	15	0.06
Time	500,718	1,255	0.99	548,865	2,571	1.86
Total interest bearing deposits	1,547,041	1,724	0.44	1,420,459	3,111	0.87
Short-term borrowings	11,890	12	0.40	9,276	9	0.39
Long-term debt	54,363	517	3.77	49,379	310	2.50
Total interest bearing liabilities	1,613,294	2,253	0.55	1,479,114	3,430	0.92

Noninterest bearing deposits	474,796			402,648
Other liabilities	13,289			9,311
Shareholders' equity	200,213			194,080

Total liabilities and
shareholders' equity	$2,301,592			$2,085,153
Net interest income (tax equivalent basis)		$16,090			$15,025
Net interest margin (3)			2.90%			3.01%
Tax equivalent adjustment		(42)			(44)
Net interest income		$16,048			$14,981

(1)Average balance includes average nonaccrual loans of $39,444,000 for 2021 and $18,939,000 for 2020.

Interest includes net loan fees of $2,725,000 for 2021 and $1,462,000 for 2020.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2021 vs. 2020
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$61	$56	$117
Investment securities:
Taxable	373	(92)	281
Tax-exempt	14	(46)	(32)
Loans:
Taxable	329	(829)	(500)
Tax-exempt	21	1	22
Total interest income	798	(910)	(112)
Interest Expense
Deposits:
Interest bearing demand	101	(175)	(74)
Savings	5	(2)	3
Time	(221)	(1,095)	(1,316)
Short-term borrowings	3	0	3
Long-term debt	(169)	376	207
Total interest expense	(281)	(896)	(1,177)
Net interest income (tax equivalent basis)	$1,079	$(14)	$1,065

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the third quarter 2021 was $349,000, a $1,581,000 decrease as compared to $1,930,000 provision for the third quarter 2020. The decreased provision expense in the third quarter 2021 was attributed primarily to the impacts of COVID-19 in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.47 percent at September 30, 2021, as compared to 1.38 percent at December 31, 2020 and 1.33 percent at September 30, 2020.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter 2021, compared to the third quarter 2020.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Trust and investment services fees	$1,151	$992	$159	16%
Income from mutual fund, annuity and insurance sales	349	287	62	22
Service charges on deposit accounts	1,304	1,182	122	10
Income from bank owned life insurance	326	286	40	14
Other income	518	215	303	141
Gain on sales of loans held for sale	490	1,282	(792)	(62)
Loss on write down of assets held for sale	(30)	0	(30)	*nm
Total noninterest income	$4,108	$4,244	$(136)	(3)%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $159,000 or 16 percent increase in trust and investment services fees is due to an increase in the client base during the third quarter 2021 compared to the third quarter 2020.

Income from mutual fund, annuity and insurance sales—The $62,000 or 22 percent increase in income from mutual fund, annuity and insurance sales is due to an increase in the client base during the third quarter 2021 compared to the third quarter 2020.

Service charges on deposit accounts—The $122,000 or 10 percent increase in service charges on deposit accounts is due to the waiver of overdraft and foreign ATM fees associated with the COVID-19 pandemic in the prior period.

Other income—The $303,000 or 141 percent increase in other income is primarily due to higher swap referral fees during the third quarter 2021 compared to the third quarter 2020.

Gain on sales of loans held for sale—The $792,000 or 62 percent decrease in gain on sales of loans was due to the sale of a smaller volume of the mortgage loans to the secondary market during the third quarter 2021 compared to the third quarter 2020.

Loss on write down of assets held for sale—The $30,000 loss on write down of assets held for sale was recognized to write down to fair value, less costs to sell. The sale of the financial center is expected to occur in the first quarter 2022.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter 2021, compared to the third quarter 2020.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Personnel	$8,047	$7,470	$577	8%
Occupancy of premises, net	869	805	64	8
Furniture and equipment	836	856	(20)	(2)
Professional and legal	449	298	151	51
Marketing	462	352	110	31
FDIC insurance	242	325	(83)	(26)
Debit card processing	404	344	60	17
Charitable donations	121	65	56	86
External data processing	809	631	178	28
Loss on foreclosed real estate, including recovery of losses	0	3	(3)	(100)
Impaired loan carrying costs	94	128	(34)	(27)
Other	1,326	1,352	(26)	(2)
Total noninterest expense	$13,659	$12,629	$1,030	8%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $577,000 or 8 percent increase in personnel expense includes higher actual medical claims expense in 2021 compared to the prior period.

Professional and legal—The $151,000 or 51 percent increase in professional and legal expense is attributed to corporate matters in the current period.

Marketing—The $110,000 or 31 percent increase in marketing expense is attributed to marketing campaigns previously delayed due to the COVID-19 pandemic occurring in the third quarter 2021.

FDIC insurance—The $83,000 or 26 percent decrease in FDIC insurance expense is attributed to adjustment to the assessment calculation to offset the impact of PPP loans originated, which positively impacted third quarter 2021 expense.

Debit card processing—The $60,000 or 17 percent increase in debit card processing expense is attributed to the growth of retail clients and increased usage of electronic methods to access deposits.

Charitable donations—The $56,000 or 86 percent increase in charitable donations expense is attributed to timing of charitable donations in 2021 compared to the prior period.

External data processing—The $178,000 or 28 percent increase in external data processing expense is attributed to increased reliance on technology.

Impaired loan carrying costs—The $34,000 or 27 percent decrease in impaired loan carrying costs expense is primarily attributed to a decrease in expenses associated with impaired loans compared to the prior period.

Provision for Income Taxes

The provision for income taxes for the third quarter 2021 was $1,365,000 an increase of $323,000 or 31 percent as compared to the third quarter 2020. The increase was attributed to higher pre-tax net income for the third quarter 2021 compared to the third quarter 2020. The effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was 22.2 percent and 22.3 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

The Corporation’s net income (earnings) was $11,965,000 for the first nine months of 2021 compared to $3,685,000 for the first nine months of 2020, an increase of $8,280,000.

The schedule below presents selected performance metrics for the first nine months of both 2021 and 2020.

	Nine months ended
	September 30,
	2021	2020
Basic earnings per share	$1.22	$0.38
Diluted earnings per share	$1.22	$0.38
Cash dividend payout ratio	32.00%	111.32%
Return on average assets	0.71%	0.24%
Return on average equity	8.02%	2.54%
Net interest margin (tax equivalent basis)	2.91%	3.17%
Net overhead ratio	1.73%	1.78%
Efficiency ratio	70.02%	67.07%
Average equity to average assets	8.85%	9.59%

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the nine months ended September 30, 2021 was $46,439,000, an increase of $1,191,000 or 3 percent compared to net interest income of $45,248,000 for the first nine months of 2020. The main driver of the increase was lower rates on time deposits and interest bearing demand deposits. The growth of lower cost core deposits and resulting near term growth in short-term investments served to dilute the reported net interest margin while having minimal impact on net interest income.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 2.91 percent for the first nine months of 2021, representing a decrease compared to the 3.17 percent net interest margin for the first nine months of 2020. The net interest margin contraction was a result of higher levels of interest bearing deposits with banks, lower interest rates on loans and higher rate on long-term debt, partially offset by lower rates on interest bearing demand and time deposits and volume of commercial loans.

Total interest income for the first nine months of 2021 totaled $54,172,000, a decrease of $3,266,000 or 6 percent below the amount of total interest income for the first nine months of 2020. The change was primarily a result of a decrease in loan interest income due to lower rates on commercial loans, partially offset by a higher volume of commercial loans.

Interest income on loans decreased $3,043,000 or 6 percent in the first nine months of 2021 compared to the same period in 2020. The average balance of outstanding loans decreased $8,071,000 or 1 percent in the first nine months of 2021 compared to the first nine months of 2020, reflecting the impact related to SBA PPP loan forgiveness, between the two periods.

Investment income for the first nine months of 2021 decreased $223,000 or 7 percent compared to the first nine months of 2020. The tax-equivalent yield on investments for the first nine months of 2021 was 1.87 percent or 41 basis points lower than the 2.28 percent experienced during the first nine months of 2020.

Total interest expense for the first nine months of 2021 was $7,733,000, a decrease of $4,457,000 or 37 percent as compared to total interest expense of $12,190,000 for the first nine months of 2020. The change in interest expense was primarily a result of a decrease in the interest rates paid on interest bearing demand and time deposits.

Interest expense on deposits decreased $4,995,000 or 46 percent in the first nine months of 2021 compared to the same period in 2020. The change was due primarily to a decrease in the cost of interest bearing demand and time deposits. The average balance of interest-bearing deposits for the first nine months of 2021, primarily in lower cost core deposits, increased by $113,645,000 or 8 percent compared to the average for the first nine months of 2020. The average rate paid on interest-bearing deposits in the first nine months of 2021 was 0.53 percent, a decrease from the average rate of 1.05 percent paid on interest-bearing deposits during the first nine months of 2020. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2021 increasing to $456,497,000, as compared to $349,717,000 for the first nine months of 2020. The increase was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans and new commercial client activity.

Interest expense on borrowings for the first nine months of 2021 increased 41 percent compared to the first nine months of 2020, due to the issuance of subordinated debt in December 2020, offset by a lower volume of existing long-term debt. Outstanding long-term debt, consisting primarily of subordinated debentures and Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $68,331,000 for the first nine months of 2021, compared to an average balance of approximately $66,754,000 for the same period of 2020. The rate on average long-term debt for the first nine months of 2021 was 3.54 percent, an increase as compared to the rate of 2.55 percent for the same period of 2020.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$388,176	$360	0.12%	$183,152	$497	0.36%
Investment securities:
Taxable	171,402	2,354	1.84	142,406	2,328	2.18
Tax-exempt	20,585	335	2.18	21,499	474	2.95
Total investment securities	191,987	2,689	1.87	163,905	2,802	2.28

Loans:
Taxable (1)	1,550,637	50,962	4.39	1,558,421	53,996	4.63
Tax-exempt	9,467	287	4.05	9,754	297	4.07
Total loans	1,560,104	51,249	4.39	1,568,175	54,293	4.62
Total earning assets	2,140,267	54,298	3.39	1,915,232	57,592	4.02
Other assets (2)	106,513			99,283
Total assets	$2,246,780			$2,014,515
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$852,489	$1,306	0.20%	$736,686	$2,476	0.45%
Savings	129,780	49	0.05	96,385	50	0.07
Time	516,064	4,538	1.18	551,617	8,362	2.02
Total interest bearing deposits	1,498,333	5,893	0.53	1,384,688	10,888	1.05
Short-term borrowings	10,096	30	0.40	8,188	29	0.47
Long-term debt	68,331	1,810	3.54	66,754	1,273	2.55
Total interest bearing liabilities	1,576,760	7,733	0.66	1,459,630	12,190	1.12

Noninterest bearing deposits	456,497			349,717
Other liabilities	14,717			11,876
Shareholders' equity	198,806			193,292

Total liabilities and
shareholders' equity	$2,246,780			$2,014,515
Net interest income (tax equivalent basis)		$46,565			$45,402
Net interest margin (3)			2.91%			3.17%
Tax equivalent adjustment		(126)			(154)
Net interest income		$46,439			$45,248

(1)Average balance includes average nonaccrual loans of $38,658,000 for 2021 and $23,728,000 for 2020. Interest includes net loan fees of $7,385,000 for 2021 and $3,471,000 for 2020.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2021 vs. 2020
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$558	$(695)	$(137)
Investment securities:
Taxable	756	(730)	26
Tax-exempt	(20)	(119)	(139)
Loans:
Taxable	3,178	(6,212)	(3,034)
Tax-exempt	(8)	(2)	(10)
Total interest income	4,464	(7,758)	(3,294)
Interest Expense
Deposits:
Interest bearing demand	357	(1,527)	(1,170)
Savings	17	(18)	(1)
Time	(539)	(3,285)	(3,824)
Short-term borrowings	7	(6)	1
Long-term debt	(544)	1,081	537
Total interest expense	(702)	(3,755)	(4,457)
Net interest income (tax equivalent basis)	$5,166	$(4,003)	$1,163

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2021, the provision for loan losses was $1,932,000, as compared to a provision of $13,915,000 for the first nine months of 2020, a decrease of $11,983,000. The decreased provision expense in the first nine months of 2021 was attributed primarily to a partial charge off arising from several large commercial lending relationships in the prior period and the impacts of COVID-19 in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.47 percent at September 30, 2021, as compared to 1.38 percent at December 31, 2020 and 1.33 percent at September 30, 2020.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2021, compared to the first nine months of 2020.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Trust and investment services fees	$3,346	$2,932	$414	14%
Income from mutual fund, annuity and insurance sales	993	797	196	25
Service charges on deposit accounts	3,844	3,287	557	17
Income from bank owned life insurance	1,023	851	172	20
Other income	1,440	1,136	304	27
Gain on sales of loans held for sale	2,473	2,134	339	16
Loss on write down of assets held for sale	(1,204)	0	(1,204)	*nm
(Loss) gain on sales of securities	(23)	65	(88)	(135)
Total noninterest income	$11,892	$11,202	$690	6%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $196,000 or 25 percent increase in income from mutual fund, annuity and insurance sales is due to an increase in the client base during the first nine months of 2021 compared to the first nine months of 2020.

Service charges on deposit accounts—The $557,000 or 17 percent increase in service charges on deposit accounts is due to the waiver of overdraft and foreign ATM fees associated with the COVID-19 pandemic in the prior period.

Income from bank owned life insurance—The $172,000 or 20 percent increase in income from bank owned life insurance is due to the purchase of new insurance policies during the second quarter 2021.

Other income—The $304,000 or 27 percent increase in other income is due to improved mortgage loan servicing fees in the current period compared to the prior period.

Gain on sales of loans held for sale—The $339,000 or 16 percent increase in gain on sales of loans is due to the sale of a larger volume of mortgage and SBA loans to the secondary market in the current period compared to the prior period.

Loss on write down of assets held for sale—The $1,204,000 increase in loss on write down of assets held for sale was primarily due to the recognition of impairment expected on the sale of the Dover Financial Center. The financial center was closed in the third quarter 2021 and the actual sale is expected to occur in the fourth quarter 2021.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2021, compared to the first nine months of 2020.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%

Personnel	$24,743	$22,471	$2,272	10%
Occupancy of premises, net	2,698	2,596	102	4
Furniture and equipment	2,467	2,550	(83)	(3)
Professional and legal	1,053	748	305	41
Marketing	1,165	988	177	18
FDIC insurance	660	664	(4)	(1)
Debit card processing	1,081	1,017	64	6
Charitable donations	1,059	1,030	29	3
External data processing	2,487	2,039	448	22
Gain on foreclosed real estate, including recovery of losses	0	(170)	170	100
Impaired loan carrying costs	281	604	(323)	(53)
Other	3,451	3,541	(90)	(3)
Total noninterest expense	$41,145	$38,078	$3,067	8%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $2,272,000 or 10 percent increase in personnel includes higher actual medical claims expense in 2021 compared to the prior period.

Professional and legal—The $305,000 or 41 percent increase in professional and legal is primarily due to an increase in CPA fees and legal fees associated with corporate matters.

Marketing—The $177,000 or 18 percent increase in marketing is attributed to marketing campaigns previously delayed due to the COVID-19 pandemic resuming in 2021.

External data processing—The $448,000 or 22 percent increase in external data processing is attributed to increased reliance on technology.

Gain on foreclosed real estate, including recovery of losses—The $170,000 change in foreclosed real estate including recovery for losses is attributed to the recovery for losses on foreclosed real estate that was sold during the second quarter 2020.

Impaired loan carrying costs—The $323,000 or 53 percent decrease in impaired loan carrying costs is attributed to fewer costs associated with impaired loans incurred during the current period.

Provision for Income Taxes

The income tax expense for the first nine months of 2021 was $3,289,000, an increase of $2,517,000 or 326 percent as compared to the first nine months of 2020. The effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was 21.6 percent and 17.3 percent, respectively. In the first half of the prior year the Company realized a tax benefit.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On September 30, 2021, interest bearing deposits with banks totaled $471,385,000, an increase of $157,916,000 or 50 percent, compared to the level at year-end 2020. The increase is primarily the result of the growth in client deposits related to PPP loan proceeds deposited, receipt of stimulus payments and organic growth, offset by purchases of investment securities.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On September 30, 2021, the fair value of investment securities available-for-sale totaled $224,576,000, which represented an increase of $39,574,000 as compared to the fair value of investment securities at year-end 2020. Purchases of securities exceeded the cash flows from principal reductions, sales and maturities during the first nine months of 2021.

Loans

On September 30, 2021, total loans, net of deferred fees, were $1.50 billion, which was $21,284,000 or one percent lower than the level at year-end 2020. The change in volume was due primarily to a decrease in PPP loans, which totaled approximately $55,000,000 at September 30, 2021, compared to $143,000,000 at December 31, 2020. Commercial loans within the commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2021, deposits totaled $2.05 billion, which reflected a $185,821,000 or 10 percent increase compared to the level at year-end 2020. Of the increase in total deposits, $63,929,000 is attributable to noninterest bearing deposits and $121,892,000 is related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $12,300,000 at September 30, 2021, which reflected a $3,760,000 or 44 percent increase compared to the level at year-end 2020.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On September 30, 2021, long-term debt, including subordinated debentures totaled $52,249,000 compared to $77,208,000 at year-end 2020. The $24,959,000 or 32 percent decrease in long-term debt resulted from the maturity of two FHLB advances totaling $25,000,000. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Other Liabilities

Other liabilities totaled $15,504,000 at September 30, 2021, which reflected a $3,067,000 or 25 percent increase compared to the level at year-end 2020, primarily due to increased liabilities related to loan clearing items at September 30, 2021.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $198,712,000 on September 30, 2021, an increase of approximately $752,000 or less than 1 percent compared to the level at year-end 2020.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.15 per share on October 12, 2021, payable on November

9, 2021, to shareholders of record at the close of business on October 26, 2021. The cash dividend follows a quarterly cash dividend of $0.11 per share and a special cash dividend of $0.02 per share distributed in February 2021, May 2021 and August 2021.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2021 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on September 30, 2021 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at September 30, 2021 has increased by $2,497,000 or 6 percent when compared to year-end 2020, primarlily the result of an increase in accruing loans 90 days or more past due of $2,323,000.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2021 compared to December 31, 2020.

Table 9 - Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2021	2020

Nonaccrual loans	$38,349	$38,175
Accruing loans 90 days or more past due	3,618	1,295
Total nonperforming loans	41,967	39,470
Total nonperforming assets	$41,967	$39,470
Accruing troubled debt restructurings	$1,006	$1,395

Total period-end loans, net of deferred fees	$1,524,377	$1,544,589
Allowance for loan losses (ALL)	$22,336	$21,264
ALL as a % of total period-end loans	1.47%	1.38%
Net charge-offs year-to-date, annualized as a % of average total loans	0.07%	0.93%
ALL as a % of nonperforming loans	53.22%	53.87%
Nonperforming loans as a % of total period-end loans	2.75%	2.56%
Nonperforming assets as a % of total period-end
loans and net foreclosed real estate	2.75%	2.56%
Nonperforming assets as a % of total period-end assets	1.80%	1.83%
Nonperforming assets as a % of total period-end
shareholders' equity	21.12%	19.94%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2021, the nonperforming loan portfolio balance totaled $41,967,000, compared to $39,470,000 at year-end 2020. During the first nine months of 2021, loans totaling $9,079,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $8,905,000. In addition, accruing loans 90 days or more past due increased $2,323,000 in the first nine months of 2021. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of September 30, 2021 and December 31, 2020 there was no foreclosed real estate.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of September 30, 2021, the accruing troubled debt restructuring portfolio balance totaled $1,006,000, compared to $1,395,000 at year-end 2020. The $389,000 decrease was the result of principal repayments and the payoff of one relationship.

As of September 30, 2021, there are no modifications remaining for consumer loans, two mortgage loans totaling approximately $1,163,000 and five commercial loans totaling approximately $40,000,000 under the CARES Act, which are not considered TDRs.

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

The following tables presents an analysis of the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2021	2020
Balance-July 1,	$22,011	$21,038

Provision charged to operating expense	349	1,930

Loans charged off:
Commercial, financial and agricultural	36	2,008
Consumer and home equity	2	61
Total loans charged off	38	2,069
Recoveries:
Commercial, financial and agricultural	7	3
Consumer and home equity	7	7
Total recoveries	14	10
Net charge-offs	24	2,059
Balance-September 30,	$22,336	$20,909

Ratios:
Annualized net charge-offs as a % of average total loans	0.01%	0.52%
Allowance for loan losses as a % of total period-end loans	1.47%	1.33%
Allowance for loan losses as a % of nonperforming loans	53.22%	103.06%

Table 11 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2021	2020
Balance-January 1,	$21,264	$21,066

Provision charged to operating expense	1,932	13,915

Loans charged off:
Commercial, financial and agricultural	942	13,952
Real estate - construction and land development	0	97
Consumer and home equity	21	73
Total loans charged off	963	14,122
Recoveries:
Commercial, financial and agricultural	77	17
Consumer and home equity	26	33
Total recoveries	103	50
Net charge-offs	860	14,072
Balance-September 30,	$22,336	$20,909

Ratios:
Annualized net charge-offs as a % of average total loans	0.07%	1.20%
Allowance for loan losses as a % of total period-end loans	1.47%	1.33%
Allowance for loan losses as a % of nonperforming loans	53.22%	103.06%

The provision for loan losses decreased $11,983,000 from September 30, 2020 to September 30, 2021. The decreased provision expense in the first nine months of 2021 was attributed primarily to a partial charge off arising from several large commercial lending relationships in the prior period. Changes in the external environment created by COVID-19 continue to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis, but to a lesser extent than the prior period. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Net charge-offs for the first nine months of 2021 were $860,000 compared to $14,072,000 for the same period in 2020. During the first nine months of 2021, there were $963,000 of charge-offs as compared to $14,122,000 during the same period in 2020. The risks and uncertainties associated with the COVID-19 pandemic, weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.47 percent at September 30, 2021, as compared to 1.38 percent at December 31, 2020 and 1.33 percent at September 30, 2020.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2021, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $45,150,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $554,733,000. The Corporation’s loan-to-deposit ratio was 74.4 percent as of September 30, 2021, 82.9 percent as of December 31, 2020 and 85.3 percent as of September 30, 2020.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2021, totaled $684,373,000 and consisted of $499,053,000 in unfunded commitments under existing loan facilities, $169,862,000 to grant new loans and $15,458,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19, provided the loan was not past due as of December 31, 2019. Section 541 of the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020, extending the provisions in Section 4013 of the CARES Act to January 1, 2022. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of September 30, 2021, the Corporation has remaining loan modifications totaling approximately $41,000,000. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of September 30, 2021 of approximately $55,000,000.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at September 30, 2021.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$6,628	10.56%	(5.00)%
-100	$(3,323)	(5.30)%	(5.00)%

+200	$14,344	22.86%	(15.00)%
-200	$(6,318)	(9.78)%	(15.00)%

+300	$21,960	34.99%	(25.00)%

+400	$29,446	46.92%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of September 30, 2021, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	$0	0	$5,000,000
March 1 - 31, 2021	0	$0	0	$5,000,000
April 1 - 30, 2021	0	$0	0	$5,000,000
May 1 - 31, 2021	142,541	$18.75	142,541	$2,327,900
June 1 - 30, 2021	0	$0	0	$2,327,900
July 1 - 31, 2021	0	$0	0	$2,327,900
August 1 - 31, 2021	99,607	$22.49	99,607	$87,900
September 1 - 30, 2021	0	$0	0	$0

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2021. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was completed in August 2021.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
August 1 - 31, 2021	0	$0	0	$5,000,000
September 1 - 30, 2021	65,213	$22.10	65,213	$3,558,700

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in August 2021. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

November 1, 2021	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

November 1, 2021	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)