Form 10-K
period 2021-12-31
CODORUS VALLEY BANCORP INC
filed 2022-03-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-K

_____________________________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $187,850,396 as of June 30, 2021.

As of February 25, 2022, Codorus Valley Bancorp, Inc. had 9,481,288 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation. On December 31, 2021, Codorus Valley had total consolidated assets of $2.42 billion, total deposits and other liabilities of $2.22 billion, and total shareholders’ equity of $195,505,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of consumer, business, wealth management, and mortgage services at financial centers located in communities throughout South Central Pennsylvania and Central Maryland. In addition to the twenty-five full service financial centers there are six financial centers located primarily within retirement communities that provide a full suite of services on a limited basis. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2021, PeoplesBank had total gross loans of $1.53 billion, excluding loans held for sale, and total deposits of $2.14 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 14.5 percent of the market as of June 30, 2021, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2021, the largest indebtedness of a single PeoplesBank client was approximately $22,880,000 or 1.4 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $37,890,000.

Most of the Corporation's business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County, Baltimore County and Baltimore City. Although this market area may pose a concentration risk geographically, we believe that the diverse local economies and our detailed knowledge of the client base lessens this risk. At December 31, 2021, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 21.1 percent of the portfolio, residential real estate investor represented 14.8 percent of the portfolio and builder and developer represented 10.2 percent of the portfolio. At December 31, 2020, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 15.4 percent of the portfolio and commercial real estate investor represented 15.3 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had four wholly-owned nonbank subsidiaries as of December 31, 2021, that were consolidated for financial reporting purposes.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2021, none of the three of these foreclosed asset subsidiaries was active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2021.

Human Capital Resources

At year-end 2021, PeoplesBank employed 327 full-time employees and 18 part-time employees, which equated to approximately 328 full-time equivalent employees, calculated on an hourly basis. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory. The Corporation monitors employee turnover as a critical measure of success and reported 25.5 percent and 18.9 percent employee turnover as of December 31, 2021 and December 31, 2020, respectively.

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

Federal Deposit Insurance and Premiums

PeoplesBank pays deposit insurance premiums to the FDIC based on a risk-based assessment formula established by the FDIC for Deposit Insurance Fund (DIF) member institutions. The amount each institution is assessed is based upon a variety of factors that include the level of assets and tangible equity, and the condition of PeolesBank (the degree of risk the institution poses to the insurance fund). PeoplesBank pays an insurance premium into the DIF based on a regulatory defined assessment calculation. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Institutions are classified into one of four risk categories and pay premiums according to perceived risk to the FDIC’s DIF. PeoplesBank has consistently been a risk category I institution, the least risky category. Institutions in risk categories II, III and IV are assessed premiums at progressively higher rates.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35 percent of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2 percent, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35 percent ratio, the FDIC is required to implement assessment formulas that charges banks over $10 billion in asset size more than banks under that size. These new formulas did not affect PeoplesBank as it was less than $10 billion in total asset size.

During the third quarter of 2019, PeoplesBank received notification of small bank assessment credits, which were fully utilized as of December 31, 2019.

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

Other Laws and Regulations Affecting the Corporation and PeoplesBank

Cybersecurity The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation or the Bank fails to meet the expectations set forth in this regulatory guidance, the Corporation or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Corporation or the Bank. In addition, all federal and state banking agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Bank.

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected – or are reasonably likely to materially affect – the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Corporation and the Bank are currently assessing the impact of this rule, but do not anticipate any material impact to their respective operations at this time.

Coronavirus Aid, Relief and Economic Security Act (CARES Act) On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2021 and 2020, the Corporation had remaining loan modifications totaling $35,046,000 and $25,897,000, respectively. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2021 and 2020 of $24,973,000 and $143,145,000, respectively.

May 2018 Banking Reform Legislation On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as certain other statutes administered by the federal banking agencies. Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio and “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which requires higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

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

Regulators, industry groups and certain communities (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating rate financial instruments. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amount received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

The Corporation formed an enterprise-wide, cross-functional project team to oversee the transition. The project team reports to Management and the Board on a periodic basis. The project team is organized around key work streams, which cover the products, systems, and operational processes impacted by the transition as well as client communications. Since its formation, the project team has completed an inventory of existing LIBOR-indexed products, which is monitored on an ongoing basis, added LIBOR fallback language to new loans, and overseen the transition to non-LIBOR based adjustable rate mortgages and floating rate commercial loans. The project team has selected SOFR as a replacement rate for LIBOR.

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

While the Corporation continues to evaluate the disruption caused by the pandemic and impact of the CARES Act, these events may have a material adverse impact on the Corporation’s results of future operations, financial position, capital, and liquidity in fiscal year 2022. Further, a decrease in results of future operations may place a strain on the Corporation’s capital reserve ratios.

Our business could be adversely impacted by a potential proxy contest for the election of directors at our 2022 Annual Meeting of Shareholders and/or the actions of activist shareholders.

In February 2022, Driver Company Management (“DCM”) notified the Corporation of its intent to nominate three candidates for election to our Board of Directors at our 2022 Annual Meeting of Shareholders. Although our Board of Directors has not made its recommendation with respect to the director election at the 2022 Annual Meeting of Shareholders, it is possible that a proxy contest involving DCM will ensure, or that we could become engaged in a proxy contest with another activist shareholder in the future. A potential proxy contest for the election of directors or related activities on the part of DCM or other activist shareholders could be time-consuming and may result in the Corporation incurring substantial costs, including proxy solicitation, public relations, and legal and advisory fees. Further, such a proxy contest or related activities could divert the attention of our Board of Directors, senior management, and employees. The actions of DCM and other activist shareholders may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, may make it more difficult to pursue strategic initiatives and may impact our relationship with investors, business partners, customers and other third parties. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our Board of Directors, senior management and employees and would require us to incur significant additional costs. A proxy contest or related activities could also impact the market price and the volatility of our common stock.

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

We are currently authorized to issue up to 30,000,000 shares of common stock of which 9,472,404 shares were outstanding as of December 31, 2021, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2021. Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As of December 31, 2021, we had $31,000,000 outstanding aggregate principal amount of subordinated debt evidenced by subordinated notes and note purchase agreements and $10,310,000 outstanding aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. The note purchase agreements and each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the note purchase agreement or indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the note purchase agreement or indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2021, the balance was zero. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Centers.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	9	11	20
Limited Service Facilities	0	6	6
Administrative Services Centers	2	0	2
Other Properties(1)	2	0	2

Maryland
Financial Centers	4	1	5

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 1,893 holders of record as of February 25, 2022. The closing price per share of Codorus Valley’s common stock on February 25, 2022, was $22.02. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated.

	2021			2020
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$19.74	$15.29	$0.13	$23.05	$14.15	$0.16
Second	20.73	17.25	$0.13	15.70	10.62	$0.16
Third	23.00	20.00	$0.13	14.13	11.62	$0.10
Fourth	23.85	21.12	$0.15	17.73	12.71	$0.10

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

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	148,654	$17.83	368,785 (1)
Equity compensation plans not approved by security holders	0	0	21,117 (2)
Total	148,654	$17.83	389,902

(1) Includes 125,303 shares available for issuance under the 2007 Employee Stock Purchase Plan.

(2) Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in March 2020. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. The Program expired by its own terms in October, 2020.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2021. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The Program was successfully completed in August 2021 after the purchase of $4,900,000 of common stock. Details for the repurchases under the Program for the year ended December 31, 2021 are detailed below.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in August 2021. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The Program was successfully completed in January 2022 after the purchase of $5,000,000 of common stock. Details for the repurchases under the Program for the year ended December 31, 2021 are detailed below.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2022. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

Details for the repurchases under the Programs for the years ended December 31, 2021 and 2020 are detailed below.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	$0	0	$5,000,000
March 1 - 31, 2021	0	$0	0	$5,000,000
April 1 - 30, 2021	0	$0	0	$5,000,000
May 1 - 31, 2021	142,541	$18.75	142,541	$2,327,356
June 1 - 30, 2021	0	$0	0	$2,327,356
July 1 - 31, 2021	0	$0	0	$2,327,356
August 1 - 31, 2021	99,607	$22.49	99,607	$(0)
September 1 - 30, 2021	65,213	$22.10	65,213	$3,558,793
October 1 - 31, 2021	59,585	$22.63	59,585	$2,210,384
November 1 - 30, 2021	66,113	$22.28	66,113	$737,387
December 1-31, 2021	32,375	$21.72	32,375	$34,202

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
March 1 - 31, 2020	5,335	$16.37	5,335	$4,912,660
April 1 - 30, 2020	0	$0	0	$4,912,660
May 1 - 31, 2020	0	$0	0	$4,912,660
June 1 - 30, 2020	0	$0	0	$4,912,660
July 1 - 31, 2020	0	$0	0	$4,912,660
August 1 - 31, 2020	0	$0	0	$4,912,660
September 1 - 30, 2020	0	$0	0	$4,912,660
October 1 - 31, 2020	0	$0	0	$0
November 1 - 30, 2020	0	$0	0	$0
December 1-31, 2020	0	$0	0	$0

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.'s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2016, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
Codorus Valley Bancorp, Inc.
S&P 500
ABA Community Bank Index(1)
Index Value
220
170
120
70
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19		12/31/20	12/31/21
Codorus Valley Bancorp, Inc.	$100.00	$103.01	$85.27	$	$ 99.84	$76.14	$99.32
S&P 500	100.00	121.83	116.49		153.17	181.35	233.41
ABA Community Bank Index(1)	100.00	99.92	93.02		95.18	93.32	114.00

(1)The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data

Reserved.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 31 and 44 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $14,659,000 for the full year 2021, compared to $8,442,000 of earnings in 2020, an increase of $6,217,000 or 74 percent. The higher net income was primarily the result of lower provision for loan loss in 2021 compared to 2020, offset by higher noninterest expense. Lower interest income was offset by a decrease in interest expense.

•Net interest income for 2021 increased $1,640,000 or 3 percent when compared to 2020, primarily due to a decrease in the rates on interest-bearing deposits, offset by lower rates on commercial loans.

•Net interest margin (tax-equivalent basis) for 2021 was 2.87 percent, compared to 3.13 percent for 2020. The Corporation continues to have success in growing lower cost core deposits in a highly competitive environment to offset the impact of lower market rates on commercial loans. The average yield on earning assets decreased to 3.31 percent in 2021 as compared to 3.92 percent in 2020 and the cost of interest-bearing liabilities decreased to 0.60 percent in 2021, as compared to 1.03 percent in 2020.

•The loan loss provision for 2021 was $3,663,000, a decrease of $11,012,000 compared to 2020. The decreased provision expense in 2021 was primarily due to partial charge offs on commercial lending relationships in the prior year. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted, which increased the provision expense in the prior year. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense in the prior year. Changes in the external environment created by COVID-19 continued to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.49 percent at December 31, 2021, and 1.38 percent at December 31, 2020.

•Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2021, totaled $16,388,000 representing an increase of $561,000 or 4 percent compared to noninterest income of $15,827,000 for 2020. All categories of noninterest income increased, except gain on sales of loans held for sale and loss on write down of assets held for sale. Loss on sales of investment securities totaled $23,000 for 2021 compared to gain on sales of investment securities of $65,000 in 2020.

•Noninterest expense for the year ended 2021, totaled $56,215,000 representing an increase of $5,011,000 or 10 percent compared to $51,204,000 for 2020. Increases in personnel, professional and legal, marketing and external data processing were the primary factors.

•The provision for income taxes for 2021 totaled $3,928,000 which was $1,897,000 or 93 percent above the provision for income taxes for 2020 of $2,031,000. The increase was due to higher income before taxes for 2021 compared to 2020.

•Earnings per share were $1.51 basic and $1.50 diluted for 2021 compared to $0.86 basic and diluted for 2020. The increase in earnings per share for the year was primarily the result of the aforementioned higher net income in 2021.

On December 31, 2021, total assets were approximately $2.42 billion, representing a 12 percent increase compared to December 31, 2020. The growth for 2021 occurred primarily in cash and cash equivalents and securities which was funded primarily by an increase in deposits and offset by a reduction in long-term debt.

The Bank’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $21.52 per share on December 31, 2021, compared to $16.96 per share on December 31, 2020. Cash dividends paid on common shares for the year 2021 totaled $0.54 per share, representing an increase of $0.02 or 4 percent above the cash dividends of $0.52 paid for the year 2020.

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

The full year 2021 net income available to shareholders of $14,659,000 represents an increase of $6,217,000 compared to the full year 2020 earnings of $8,442,000. Earnings per share were $1.51 basic and $1.50 diluted for 2021 compared to $0.86 basic and diluted for 2020. The higher net income was primarily the result of lower provision for loan loss in 2021 compared to 2020, offset by higher noninterest expense. Lower interest income was offset by a decrease in interest expense.

Net interest income, which totaled $62,100,000 for the year ended December 31, 2021, represented an increase of $1,640,000 or 3 percent above net interest income of $60,460,000 for 2020. The change in net interest income was primarily due to a decrease in the rate on commercial loans, offset by an increase in the volume of commercial loans and investment securities, combined with a decrease in the rate on time and interest-bearing deposits.

The loan loss provision for 2021 was $3,663,000, a decrease of $11,012,000 compared to a provision of $14,675,000 for 2020. The decreased provision expense in 2021 was primarily due to higher partial charge offs on commercial lending relationships in the prior year. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense in the prior year. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense in the prior year. Changes in the external environment created by COVID-19 continued to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during both periods. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance for loan losses as a percentage of total period-end loans was 1.49 percent and 1.38 percent as of December 31, 2021 and 2020, respectively.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2021, totaled $16,388,000 representing an increase of $561,000 or 4 percent compared to noninterest income of $15,827,000 for 2020. All categories of noninterest income increased, except gain on sales of loans held for sale and loss on write down of assets held for sale. Loss on sales of investment securities totaled $23,000 for 2021 compared to gain on sales of investment securities of $65,000 in 2020.

Noninterest expense for the year ended December 31, 2021, totaled $56,215,000 representing an increase of $5,011,000 or 10 percent compared to $51,204,000 for 2020. Increases in personnel, professional and legal, marketing and external data processing were the primary factors.

The provision for income taxes for 2021 totaled $3,928,000 which was $1,897,000 or 93 percent above the provision for income taxes for 2020 of $2,031,000. The increase was due to higher income before taxes for 2021 compared to 2020.

On December 31, 2021, total assets were $2.42 billion, representing a 12 percent increase compared to total assets of $2.16 billion as of December 31, 2020. The growth for 2021 occurred primarily in cash and cash equivalents and securities which was funded primarily by an increase in deposits and offset by a reduction in long-term debt.

The growth in core deposits included a $107,709,000 increase in the average balance of noninterest bearing deposits for 2021 compared to 2020. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2021 totaled $0.54 per share, representing an increase of $0.02 or 4 percent above the cash dividends of $0.52 paid for the year 2020.

The Bank’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. Table 10 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well capitalized for all periods presented.

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

Net interest income for the year ended December 31, 2021, was $62,100,000, an increase of $1,640,000 or 3 percent above the full year 2020 net interest income. Although average earning assets increased by 12 percent, the average rate decreased by 61 basis points or 16 percent, driven by Payroll Protection Program (“PPP”) loans and an increase in interest bearing deposits with banks. The decrease in the rate of earning assets was partially offset by a reduction in the rate of interest bearing liabilities. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 2.87 percent for 2021, compared to 3.13 percent for 2020.

Interest income for the full year 2021 totaled $71,691,000, a decrease of $4,022,000 or 5 percent below 2020. The decrease in total interest income was driven by lower rates on interest earning assets, partially offset by a higher average volume of interest earning assets. The decrease in rate and the increase in average balances were driven by PPP loans and an increase in interest bearing deposits with banks. Interest earning assets averaged $2.17 billion and yielded 3.31 percent (tax equivalent basis) for 2021, compared to $1.94 billion and a tax-equivalent yield of 3.92 percent, respectively, for 2020.

Interest expense for the full year 2021 totaled $9,591,000, a decrease of $5,662,000 or 37 percent below 2020. The decrease in total interest expense was primarily driven by a decrease in rate in core deposits (the Corporation defines core deposits as demand, savings, and money market deposits), time deposits and long-term borrowings. Interest expense on deposits decreased $6,316,000 or 47 percent for 2021 compared to 2020 and was primarily attributed to the decreases in rates paid on interest bearing demand deposits and time deposits. The average volume of interest bearing core deposits was $1.01 billion for the full year 2021, a $163,349,000 or 19 percent increase above the average volume for 2020. Interest expense on long-term debt and subordinated debentures increased $650,000 or 39 percent for 2021. The average rate paid on long-term borrowings in 2021 of 2.48 percent, reflected a 6 basis point decrease from the average rate paid of 2.54 percent in 2020. Long-term debt is primarily comprised of borrowings from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates and subordinated debentures issued in December 2020 by the Corporation.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 21 percent federal income tax rate in 2021 and 2020.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$415,840	$550	0.13%	$202,267	$564	0.28%
Investment securities:
Taxable	182,535	3,364	1.84	147,562	2,908	1.97
Tax-exempt	21,349	453	2.12	20,852	593	2.84
Total investment securities	203,884	3,817	1.87	168,414	3,501	2.08

Loans:
Taxable (1)	1,543,078	67,060	4.35	1,557,861	71,457	4.59
Tax-exempt	9,855	447	4.54	9,563	388	4.06
Total loans	1,552,933	67,507	4.35	1,567,424	71,845	4.58
Total earning assets	2,172,657	71,874	3.31	1,938,105	75,910	3.92
Other assets (2)	104,776			101,020
Total assets	$2,277,433			$2,039,125
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$880,576	$1,660	0.19%	$752,148	$2,935	0.39%
Savings	134,268	62	0.05	99,347	65	0.07
Time	505,981	5,503	1.09	548,941	10,541	1.92
Total interest bearing deposits	1,520,825	7,225	0.48	1,400,436	13,541	0.97

Short-term borrowings	10,451	42	0.40	8,428	38	0.45
Long-term debt	34,127	848	2.48	62,346	1,582	2.54
Subordinated debentures	30,646	1,476	4.82	2,550	92	3.61
Total interest bearing liabilities	1,596,049	9,591	0.60	1,473,760	15,253	1.03
Noninterest bearing deposits	468,203			360,494
Other liabilities	14,660			10,659
Shareholders' equity	198,521			194,212

Total liabilities and shareholders' equity	$2,277,433			$2,039,125
Net interest income (tax equivalent basis)		$62,283			$60,657
Net interest margin (3)			2.87%			3.13%
Tax equivalent adjustment		(183)			(197)
Net interest income		$62,100			$60,460

(1) Average balance includes average nonaccrual loans of $37,779,000 in 2021 and $22,475,000 in 2020. Interest includes net loan fees of $9,091,000 in 2021 and $6,128,000 in 2020.

(2) Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3) Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2021 vs. 2020
	Increase (decrease) due
	to change in
(dollars in thousands)	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$595	$(609)	$(14)
Investment securities:
Taxable	1,073	(617)	456
Tax-exempt	14	(154)	(140)
Loans:
Taxable	1,570	(5,967)	(4,397)
Tax-exempt	12	47	59
Total interest income	3,264	(7,300)	(4,036)
Interest Expense
Deposits:
Interest bearing demand	485	(1,760)	(1,275)
Savings	22	(25)	(3)
Time	(825)	(4,213)	(5,038)
Short-term borrowings	10	(6)	4
Long-term debt	(713)	(21)	(734)
Subordinated debentures	1,013	371	1,384
Total interest expense	(8)	(5,654)	(5,662)
Net interest income	$3,272	$(1,646)	$1,626

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectable loans. The provision reflects management's judgment of an appropriate level for the allowance for loan losses. The Risk Management section of this report, including Table 11 – Nonperforming Assets and Table 11 – Allocation of Allowance for Loan Losses, provides detailed information about the allowance for loan losses, the loan loss provision, and credit risk.

For the year 2021, the provision for loan losses was $3,663,000, which was $11,012,000 or 75 percent lower, compared to a provision of $14,675,000 in 2020. The decreased provision expense in 2021 was primarily due to partial charge offs on commercial lending relationships in the prior year. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense in the prior year. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense in the prior year. Changes in the external environment created by COVID-19 continued to impact the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the prior year and to a lesser extent in the current year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Noninterest Income

The following table presents the components of total noninterest income for each of the past two years.

Table 3 - Noninterest income

(dollars in thousands)	2021	2020
Trust and investment services fees	$4,502	$3,934
Income from mutual fund, annuity and insurance sales	1,358	1,070
Service charges on deposit accounts	5,183	4,494
Income from bank owned life insurance	1,343	1,131
Other income	1,998	1,686
Gain on sale of loans held for sale	3,096	3,512
Loss on write down and sales of assets held for sale	(1,092)	0
(Loss) gain on sales of securities	(23)	65
Total noninterest income	$16,365	$15,892

For the year 2021, the overall $473,000 or 3 percent increase in total noninterest income, compared to the year 2020, was primarily the result of modest increases in all categories except loss on assets held for sale, gain on sale of loans held for sale and loss on securities. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fee income over the two year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based, offset by the departure of a large client relationship late 2021.

Income from mutual fund, annuity and insurance sales— Income from mutual fund, annuity and insurance sales increased due to higher volume of assets under management over the last two year period. The non-deposit investment products are sold by PeoplesBank’s subsidiaries Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors.

Service charges on deposit accounts—For the year 2021, the $689,000 or 15 percent increase in service charge income compared to the year 2020 was due to a lower assessment of overdraft fees in the second quarter 2020. The lower assessment was partially due to the waiver of fees associated with the COVID-19 pandemic followed by an overall reduction in overdraft fees once fee assessment resumed. In addition, foreign ATM fees were waived during the second quarter 2020.

Income from bank owned life insurance (BOLI)—For the year 2021, the $212,000 or 19 percent increase in income from BOLI compared to 2020 was primarily due to additional investments made in the current year.

Other income—For the year 2021, the $312,000 or 19 percent increase in other income compared to the year 2020 was primarily the result of higher swap referral fees.

Loss on write down and sales of assets held for sale—For the year 2021, the Corporation recorded losses associated with assets held for sale, primarily related to the sale of the Dover Financial Center, compared to none in the prior year.

Net (loss) gain on sales of securities—For the year 2021, the Corporation realized $23,000 in loss on sales of securities compared to $65,000 in gains in 2020. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past two years.

Table 4 - Noninterest expense

(dollars in thousands)	2021	2020
Personnel	$33,434	$30,051
Occupancy of premises, net	3,540	3,458
Furniture and equipment	3,272	3,362
Professional and legal	1,698	1,133
Marketing	1,772	1,347
FDIC insurance	918	892
Debit card processing	1,460	1,317
Charitable donations	1,587	1,650
External data processing	3,385	2,814
Gain on foreclosed real estate, including recovery of
losses	0	(170)
Impaired loan carrying costs	451	731
Other	4,698	4,619
Total noninterest expense	$56,215	$51,204

Total noninterest expense for the year 2021 increased $5,011,000 or 10 percent above the year 2020. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The $3,383,000 or 11 percent increase in personnel is primarily the result of higher personnel costs, including variable compensation and actual medical claims expense in 2021 compared to 2020.

Professional and legal—The $565,000 or 50 percent increase in professional and legal expense was attributable to increases in CPA and legal expenses.

Marketing— The $425,000 or 32 percent increase in marketing expense is primarily attributed to marketing campaigns resumed in 2021 following a delay in 2020 due to the COVID-19 pandemic.

External data processing—The upward trend in external data processing from 2020 to 2021 reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency. Additional expenditures related to expansion in the electronic banking services offered to our client base, new technology for loan origination to improve efficiency and accuracy, and charges for higher transaction volume from normal business growth.

Gain on foreclosed real estate including recovery of losses—The $170,000 or 100 percent decrease in foreclosed real estate including recovery of losses is attributed to the recovery of provision for loss associated with the sale of foreclosed real estate in 2020.

Impaired loan carrying costs—The $280,000 or 38 percent decrease in impaired loan carrying costs is attributable to the reduction in impaired loans.

Provision for Income Taxes

The provision for income taxes for 2021 totaled $3,928,000, which was $1,897,000 or 93 percent above the provision for income taxes for 2020 of $2,031,000. The increase was due to higher net income before taxes in 2021 compared to 2020. For 2021 and 2020, the Corporation’s incremental statutory federal income tax rate was 21 percent; however, the Corporation’s effective income tax rate was approximately 21.3 percent for 2021, compared to 19.4 percent for 2020. The effective tax rate differs from the statutory tax rate due to the impact of state income taxes, offset by the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $525,644,000 on December 31, 2021, compared to $313,469,000 on December 31, 2020. The balance increased as a result of the strong growth in deposits offset by an increase in securities and a reduction in long-term debt.

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

The following table shows the amortized cost and fair value, by type of debt security, for two year-end periods:

Table 5-Investment Securities

	December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
U.S. agency	$3,500	$3,396	$40,000	$40,000
U.S. agency mortgage-backed, residential	181,783	181,935	106,792	110,896
State and municipal	36,319	36,156	24,014	24,300
Corporates	32,891	32,798	9,681	9,806
Total debt securities	$254,493	$254,285	$180,487	$185,002

At December 31, 2021, the fair value of securities, available-for-sale, totaled $254,285,000, an increase compared to the fair value of the investment securities portfolio balance of $185,002,000 at December 31, 2020.

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

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2021, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.05 percent on December 31, 2021:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2021
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. agency	$0	$0	$3,500	$0	$3,500	1.07%
U.S. agency mortgage-backed, residential (2)	1,245	114,602	47,389	18,547	181,783	1.81%
State and municipal	750	2,361	13,598	19,610	36,319	2.02%
Corporates	0	2,794	30,097	0	32,891	3.54%
Total debt securities	$1,995	$119,757	$94,584	$38,157	$254,493	2.05%

Yield (1)	2.48%	1.88%	2.24%	2.10%	2.05%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.

(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2021, reflected in the table above, is higher than the 1.92 percent securities portfolio yield as of December 31, 2020. Generally, higher yielding securities, as compared to the yields in maturing and called securities, were purchased in 2021. Yields in 2021 were also positively impacted due to a higher volume of repayments in 2020 which caused faster rates of premium amortization in 2020. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of decreasing market investment interest rates. At year-end 2021 and 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10 percent of shareholders’ equity. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2021, the Corporation held approximately $1,311,000 in restricted common stock, compared to $2,593,000 at year-end 2020. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI). Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2021, $1,236,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2021, loans held for sale were approximately $7,876,000, which consists of $2,518,000 residential mortgage loans and $5,358,000 of Small Business Administration (SBA) loans compared to $15,981,000 at year-end 2020 which consists of $7,389,000 residential mortgage loans and $8,592,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans.

Loans

On December 31, 2021, total loans, net of deferred fees, was approximately $1.53 billion, compared to $1.54 billion at year end 2020, a decrease of $14,894,000 or 1 percent below total loans as of year-end 2020. The decrease consisted of a decrease in commercial loans of $17,317,000 or 1 percent, a decrease in consumer loans of $2,939,000 or 3 percent, offset by an increase in mortgage loans of $8,197,000 or 9 percent. The decrease was attributed to the payoff of PPP loans which had an outstanding balance of $24,973,000 at year end 2021, compared to $143,145,000 at year end 2020.

The average yield (tax-equivalent basis) earned on total loans was 4.35 percent for the full year 2021, as compared to 4.58 percent for the year 2020. Market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities. The reduction in yields was further impacted by origination of PPP loans at 1.00%. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2021 and 2020 is provided in Note 4–Loans in the notes to the consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2021 and 2020, the Corporation has remaining loan modifications totaling $35,046,000 and $25,897,000, respectively. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2021 and 2020 of $24,973,000 and $143,145,000, respectively.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2021	%	2020	%	2019	%	2018	%	2017	%
Commercial, financial and agricultural	$1,151,877	75.3	$1,180,274	76.4	$1,125,295	74.7	$1,124,833	75.7	$1,013,428	72.4
Real estate-construction and land development	156,462	10.2	147,609	9.6	159,312	10.6	154,977	10.4	184,402	13.2
Total commercial related loans	1,308,339	85.5	1,327,883	86.0	1,284,607	85.3	1,279,810	86.1	1,197,830	85.6

Real estate - residential mortgages	103,741	6.8	95,751	6.2	94,868	6.3	83,977	5.7	79,325	5.6
Consumer and home equity	117,671	7.7	120,955	7.8	125,660	8.4	121,893	8.2	122,609	8.8
Total consumer related loans	221,412	14.5	216,706	14.0	220,528	14.7	205,870	13.9	201,934	14.4

Total loans	$1,529,751	100.0	$1,544,589	100.0	$1,505,135	100.0	$1,485,680	100.0	$1,399,764	100.0

The table below shows at December 31, 2021, the commercial loan portfolio was comprised of approximately $723,960,000 or 55 percent in fixed rate loans, and $584,379,000 or 45 percent in floating rate loans. This compares to $854,887,000 or 64 percent in fixed rate loans, and $472,996,000 or 36 percent in floating rate loans, for the year ended December 31, 2020. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or the Secured Overnight Financial Rate (SOFR).

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2021
	Maturity Distribution
		One	Five
	One year	through	through	After fifteen
(dollars in thousands)	or less	five years	fifteen years	years	Total
Commercial, financial and agricultural	$487,072	$423,821	$235,698	$5,286	$1,151,877
Real estate-construction and land development	40,227	62,984	44,441	8,810	156,462
Total commercial related loans	$527,299	$486,805	$280,139	$14,096	$1,308,339

Fixed interest rates	$120,623	$377,340	$209,704	$16,293	$723,960
Floating interest rates	406,676	105,917	70,435	1,351	584,379
Total commercial related loans	$527,299	$483,257	$280,139	$17,644	$1,308,339

During 2021, in terms of dollars and percentages more fixed rate commercial loans were originated, driven by PPP loan production, although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured whereby there is an initial fixed rate period, typically five years, and then adjustments based upon a predetermined index if a new fixed rate is not renegotiated. Approximately 41 percent of the loans identified as fixed interest rates above are set to adjust during the term of the loan. Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2021, premises and equipment, net of accumulated depreciation, totaled $21,955,000, as compared to $25,206,000 on December 31, 2020. The decrease was a result of depreciation and disposals on existing premises and equipment of $4,631,000, offset by new purchases of premises and equipment of $2,032,000. The remaining change was the result of transfers to assets held for sale, net of disposition of a portion of those assets. Financing leases which are now included as part of premises and equipment on the consolidated balance sheets had a balance of $1,041,000 on December 31, 2021.

Other Assets

On December 31, 2021, other assets totaled $76,684,000, compared to $69,612,000 of other assets as of December 31, 2021. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), prepaid expenses, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $54,644,000 at year-end 2021, compared to $46,761,000 at year-end 2020. PeoplesBank purchased $7,007,000 of BOLI during 2021. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 24 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2021, which is within the regulatory guideline of 25 percent of Tier 1 capital.

At year-end 2021 and year-end 2020, there were no foreclosed real estate assets included in other assets.

Also included with other assets is $4,562,000 of accrued interest receivable on loans and investment securities, and $6,355,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 0.48 percent for the year 2021 as compared to 0.97 percent for the year 2020.

On December 31, 2021, deposits totaled $2.14 billion, which represented a $280,226,000 or 15 percent increase compared to the level at year-end 2020. The increase, primarily associated with noninterest and interest bearing demand, money market and savings, reflects new commercial client deposit relationships. Core deposits, consisting of demand, money market and savings, in aggregate, increased $350,798,000 or 26 percent and time deposits (i.e. CDs) decreased $70,572,000 or 13 percent. Of the total $461,715,000 of time deposits as of December 31, 2021, the balance of certificates of deposit with a balance of less than $100,000 totaled $283,910,000, $100,000 to $250,000 totaled $180,674,000 and $250,000 or more totaled $67,703,000. Time deposits totaling $287,629,000 or 62 percent of the total at year-end 2021 will mature in 2022.

On December 31, 2021, the balance of certificates of deposit with a balance of $100,000 and above was $214,317,000. Of this total, $42,551,000 mature within three months, $28,902,000 mature after three months but within six months, $63,997,000 mature after six months but within twelve months, and the remaining $78,867,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2021 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

The table below reports an estimate of uninsured time deposits by maturity.

Table 9 – Uninsured Time Deposit Maturities

(dollars in thousands)	2021
2022	$17,028
2023	11,800
2024	376
2025	30
2026	254
Thereafter	0
Total uninsured time deposits	$29,488

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2021, short-term borrowings totaled $10,761,000, as compared to the $8,540,000 as of December 31, 2020. The balance on December 31, 2021, consisted of $10,761,000 of repurchase agreements and no other short-term borrowings as compared to the balance of $8,540,000 at year-end 2020 consisting of repurchase agreements and no other short-term borrowings. The increase in the balance of repurchase agreements was a result of a shifting in balances out of deposit products while other short-term borrowings remained the same as cash flow from investments and deposits were ample to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2021, long-term debt totaled $52,262,000, compared to $77,208,000 at year-end 2021. The decrease was the result of the repayment of matured advances from the Federal Home Loan Bank of Pittsburgh (FHLBP). Subordinated debentures issued by the Corporation in December, 2020 are included in long-term debt, totaling $30,683,000 and $30,602,000, respectively.

Generally, funds for the payment of long-term debt come from operations. On December 31, 2021, total unused credit with the FHLBP was approximately $562,388,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders' Equity and Capital Adequacy

Shareholders' equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $195,505,000 on December 31, 2021, a decrease of approximately $2,455,000 or 1 percent, compared to $197,960,000 at year-end 2020. The decrease was primarily the result of the Corporation’s $14,659,000 in net income available for shareholders less $5,270,000 of dividends paid to shareholders for 2021, $8,875,000 in treasury stock purchased during 2021 and a $3,731,000 other comprehensive loss. Information pertaining to stock of the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Stock

The Corporation typically pays cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other factors. Annual cash dividends per share for the year 2021 totaled $0.54 per share, representing an increase of $0.02 or 4 percent above the cash dividends of $0.52 paid for the year 2020.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation, in the notes to the consolidated financial statements.

Capital Ratios

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of December 31, 2021, the Corporation and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Table 10-Capital Ratios

	Ratios		Federal Minimum		Federal		Capital (1)
	at December 31,		Required		Well		at December 31,
(dollars in thousands)	2021	2020	2021	2020	Capitalized		2021	2020
Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.11%	13.10%	7.00%	7.00%	n/a	%	$193,142	$191,863
PeoplesBank	14.47	13.56	7.00	7.00	6.50		232,525	198,184

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.74%	13.79%	8.50%	8.50%	n/a	%	$203,142	$201,863
PeoplesBank	14.47	13.56	8.50	8.50	8.00		230,162	198,184

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	15.92%	17.13%	10.50%	10.50%	n/a	%	$253,791	$250,806
PeoplesBank	15.72	14.82	10.50	10.50	10.00		250,081	216,484

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	8.59%	9.58%	4.00%	4.00%	n/a	%	$203,142	$201,863
PeoplesBank	9.75	9.43	4.00	4.00	5.00		230,162	198,184

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

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2021, the LTV ratios listed below were in effect.

	LTV ratio %
	Owner	Non-owner
Loan type	Occupied	Occupied
Residential, 1-4 units	80	75
Residential construction	N/A	70
Residential construction - presold	N/A	80
Residential rehab for resale	N/A	70
Agricultural	80	N/A
Residential (5 or more units)	N/A	75
Commercial	80	75
Office	80	75
Mixed use (Retail/Commercial)	80	75
Retail, credit anchor	80	80
Retail, no credit anchor	75	75
Raw Land	N/A	60
Approved, but unimproved land	N/A	65
Approved and improved land	N/A	70
Warehouse	75	70
Hotel, flag	N/A	75
Hotel, other	N/A	65
MHP	N/A	65
Special/Limited use properties	50	50
Self storage	N/A	70

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

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2021, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 21.1 percent of the portfolio; residential real estate investor, which represented 14.8 percent of the portfolio and builder & developer, which represented 10.2 percent of the portfolio. As of December 31, 2020, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 15.4 percent of the portfolio and commercial real estate investor, which represented 15.3 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 11 – Nonperforming Assets, below, presents a two-year history of asset categories posing the greatest risk of loss and related ratios.

Table 11-Nonperforming Assets

	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans:
Builder & developer	$807	$379
Commercial real estate investor	3,943	201
Residential real estate investor	280	2,797
Hotel/Motel	12,192	12,472
Manufacturing	5,125	7,564
Agriculture	4,297	3,429
Service	971	971
Commercial other	5,372	9,291
Residential mortgages	62	151
Home equity	437	630
Consumer other	96	290
Total nonaccrual loans	$33,582	$38,175
Accruing loans that are contractually past due 90 days or more as to principal and interest:
Builder & developer	$0	$322
Agriculture	324	0
Residential mortgages	0	937
Home equity	0	36
Total accruing loans past due 90 days or more	$324	$1,295
Troubled debt restructurings (TDRs):
Performing	954	1,395
Total TDR loans	$954	$1,395
Other Real Estate Owned:	$0	$0
Total Nonperforming assets	$33,906	$39,470

Impaired loans without a valuation allowance	$28,673	$33,938
Impaired loans with a valuation allowance	6,187	6,927
Total impaired loans	$34,860	$40,865
Valuation allowance related to impaired loans	$4,058	$3,312

Nonaccrual loans as a % of total loans	2.20%	2.47%
Nonperforming loans as a % of total loans	2.22%	2.56%
Nonperforming assets as a % of total period-end assets	1.40%	1.83%
ALL as a % of nonaccrual loans	67.84%	55.70%
ALL as a % of nonperforming assets	67.19%	53.87%
ALL as a % of total loans	1.39%	1.38%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	0.52%	0.26%
Commercial real estate investor	1.22%	0.08%
Residential real estate investor	0.12%	1.17%
Hotel/Motel	17.35%	15.70%
Manufacturing	7.05%	9.56%
Agriculture	4.51%	4.26%
Service	1.49%	1.26%
Commercial other	2.42%	3.31%
Residential mortgages	0.06%	0.16%
Home equity	0.46%	0.65%
Consumer other	0.42%	1.20%

For the year 2020 there was a $14,400,000 increase in nonperforming assets, primarily related to the identification of a likely deterioration within one credit relationship that had a loan balance of $12,500,000. For the year 2021 there was a $5,564,000 decrease in nonperforming assets, primarily related to a reduction in nonaccrual loans. The Corporation expanded its legal department in 2019 to include a part-time dedicated workout officer, who became full-time in 2020. The continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs have been critical to managing the level of nonperforming assets. Management believes that specific reserves assigned within the allowance for loan losses for each credit is sufficient at December 31, 2021. In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions, the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers and changes in the external environment created by COVID-19.

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

As of December 31, 2021, the nonperforming loan portfolio balance totaled $33,906,000, compared to $39,470,000 at year-end 2020. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

As of December 31, 2021, the nonaccrual loan portfolio balance totaled $33,582,000, compared to $38,175,000 at year-end 2020. The decrease in nonaccrual loans resulted from principal repayments and charge-offs totaling $18,230,000, which was offset by loans totaling $13,637,000 being placed on nonaccrual status. For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans. For 2021, the gross interest income that would have been recorded if the nonaccrual loans has been current in accordance with their original terms and current throughout the period was approximately $2,634,000. The amount of interest income on those nonaccrual loans that was included in net income for 2021 was approximately $602,000. For 2020, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $3,497,000. The amount of interest income on those nonaccrual loans that was included in net income for 2020 was approximately $766,000.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. There was no foreclosed real estate as of December 31, 2021 and December 31, 2020.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of December 31, 2021, the accruing troubled debt restructuring portfolio balance totaled $954,000, compared to $1,395,000 at year-end 2020. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio as well as one loan relationship which paid off.

At December 31, 2021, there were modifications remaining for 2 mortgage loans totaling $1,700,000, 5 commercial loans totaling $33,300,000 and no consumer loans under the CARES Act, which are not considered TDRs. At December 31, 2020, there were modifications remaining for 8 mortgage loans totaling $3,800,000, 37 commercial loans totaling $85,400,000 and no consumer loans under the CARES Act, which are not considered TDRs.

At December 31, 2021, there were $47,845,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 11. Comparatively, we were monitoring $41,839,000 of potential problem loans at December 31, 2020.

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

A detailed analysis of the allowance for the current year is provided in Note 5 –Allowance for Loan Losses in the notes to the consolidated financial statements.

The allowance for loan losses was $22,782,000 or 1.49 percent of total loans, on December 31, 2021, compared to $21,264,000 or 1.38 percent on December 31, 2020. The $1,518,000 or 7 percent increase in the allowance from December 31, 2020 to December 31, 2021 was generally consistent with the increase to applicable qualitative factors in the calculation of the reserve to reflect changes in historical losses and COVID-19 and by an increase in the related allowance established for impaired loans of $746,000. Loan balances individually evaluated for impairment over the same 12 month period decreased by $5,035,000 and include those identified as nonaccrual or contractually past due.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2021, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2021		2020		2019		2018		2017
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$19,924	75.3	$18,564	76.4	$18,274	74.7	$15,055	75.7	$10,730	72.4
Real estate - construction and land development	2,408	10.2	2,034	9.6	2,263	10.6	2,835	10.4	3,388	13.2
Total commercial related	22,332	85.5	20,598	86.0	20,537	85.3	17,890	86.1	14,118	85.6

Real estate - residential mortgages	186	6.8	256	6.2	158	6.3	126	5.7	108	5.6
Consumer and home equity	265	7.7	388	7.8	370	8.4	409	8.2	283	8.8
Total consumer related	451	14.5	644	14.0	528	14.7	535	13.9	391	14.4

Unallocated	(1)	n/a	22	n/a	1	n/a	719	n/a	2,180	n/a

Total	$22,782	100.0	$21,264	100.0	$21,066	100.0	$19,144	100.0	$16,689	100.0

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

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2021, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $69,347,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $562,388,000. The Corporation’s loan-to-deposit ratio was approximately 71 and 83 percent as of year-end 2021 and 2020 respectively. The ratio decreased with period end deposit growth higher than loan growth in 2021.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $605,425,000 at December 31, 2021, compared to $591,362,000 at December 31, 2020. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2021
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Long-term debt	$50,369	$10,000	$0	$0	$40,369
Operating leases	1,907	558	863	265	221
Financing leases	1,893	75	150	159	1,509
Time deposits	461,715	287,629	164,212	9,158	716
Supplemental retirement plans	8,458	367	891	937	6,263
Purchase obligations	11,360	2,544	4,303	3,211	1,302
Naming rights	295	295	0	0	0
Deferred compensation	928	2	53	52	821
Total	$536,925	$301,470	$170,472	$13,782	$51,201

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI from 2020 to 2021 was 7.0 percent, compared to 1.3 percent from 2019 to 2020.

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

The following table summarizes the modeled impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at December 31, 2021.

Change in Interest	Annual Change in Net
Rates	Interest Income	% Change in Net	% Change
(basis points)	(in thousands)	Interest Income	Policy Limit
+100	$7,557	12.08%	(5.00)%
-100	$(3,242)	(5.18)%	(5.00)%

+200	$16,108	25.75%	(15.00)%
-200	$(6,169)	(9.86)%	(15.00)%

+300	$24,553	39.25%	(25.00)%

+400	$32,895	52.59%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on those criteria.

/s/ Craig L. Kauffman	/s/ Larry D. Pickett
Craig L. Kauffman	Larry D. Pickett, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 8, 2022	March 8, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Adjustments for qualitative (environmental) risk factors.

As more fully described in Note 1 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for the general component of pools of loans based on historical loss rates for each class of loans and adjusts for the qualitative (environmental) risk factors. Historical loss rates are based on a two-year rolling average of net charge-offs. The Company’s allowance for loan loss was $22,782,000 at December 31, 2021, which included $18,724,000 in allowance for loans collectively evaluated for impairment. Qualitative factors are used to adjust historical loss rates considering relevant environmental factors. The environmental factors considered include national, regional and local economic and business conditions, changes in value of collateral, changes in the level of concentration of credit, changes in the volume and severity of classified and past due loans, changes in the nature and volume of portfolio, changes in the collection, charge-off, and recovery procedures, changes in underwriting standards and loan terms, changes in the quality of loan reviews, changes in experience and ability of lending management and key lending officers, impact of regulatory and legal regulations, and other pertinent environmental factors. The application of the adjustments for qualitative risk factors to the historical loss rates requires significant judgment by management.

The principal considerations for our determination that auditing the qualitative risk factors as a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each qualitative risk factor. Our audit procedures included substantive testing related to the adjustments for these qualitative risk factors. Procedures included, among others:

oEvaluation of relevance and reliability of the data inputs used to determine the qualitative factors and agreed to source documentation.

oEvaluation of management judgment involved in the assessment of the qualitative risk factors including the evaluation of the reasonableness and appropriateness of the magnitude of the adjustments.

oAnalytical procedures to evaluate changes of the qualitative factors for directional consistency.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.

Columbus, Ohio

March 8, 2022

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Assets
Interest bearing deposits with banks	$525,644	$313,469
Cash and due from banks	19,850	22,324
Total cash and cash equivalents	545,494	335,793
Securities, available-for-sale	254,285	185,002
Restricted investment in bank stocks, at cost	1,311	2,593
Loans held for sale	7,876	15,981
Loans (net of deferred fees of $4,368- 2021 and $6,134 - 2020)	1,529,751	1,544,589
Less-allowance for loan losses	(22,782)	(21,264)
Net loans	1,506,969	1,523,325
Premises and equipment, net	21,955	25,206
Operating leases right-of-use assets	1,697	2,386
Goodwill	2,301	2,301
Other assets	76,684	69,612
Total assets	$2,418,572	$2,162,199

Liabilities
Deposits
Noninterest bearing	$524,609	$396,947
Interest bearing	1,619,156	1,466,592
Total deposits	2,143,765	1,863,539
Short-term borrowings	10,761	8,540
Long-term debt	21,579	46,606
Subordinated debentures - face amount $31,000 (less unamortized discount and debt	30,683	30,602
issuance cost of $317 at December 31, 2021 and $398 at December 31, 2020)
Operating leases liabilities	1,803	2,515
Other liabilities	14,476	12,437
Total liabilities	2,223,067	1,964,239

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at December 31, 2021 and 0 at December 31, 2020	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized; shares issued:
9,883,187 at December 31, 2021 and 9,820,882 at December 31, 2020; and shares
outstanding: 9,472,404 at December 31, 2021 and 9,820,882 at December 31, 2020	24,708	24,552
Additional paid-in capital	142,067	141,461
Retained earnings	37,769	28,380
Accumulated other comprehensive (loss) income	(164)	3,567
Treasury stock at cost: 410,783 shares at December 31, 2021	(8,875)	0
Total shareholders' equity	195,505	197,960
Total liabilities and shareholders' equity	$2,418,572	$2,162,199

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2021	2020
Interest income
Loans, including fees	$67,414	$71,766
Investment securities:
Taxable	3,300	2,735
Tax-exempt	362	475
Dividends	64	173
Other	551	564
Total interest income	71,691	75,713

Interest expense
Deposits	7,225	13,541
Federal funds purchased and other short-term borrowings	42	38
Long-term debt	654	1,582
Subordinated debentures	1,670	92
Total interest expense	9,591	15,253
Net interest income	62,100	60,460
Provision for loan losses	3,663	14,675
Net interest income after provision for loan losses	58,437	45,785

Noninterest income
Trust and investment services fees	4,502	3,934
Income from mutual fund, annuity and insurance sales	1,358	1,070
Service charges on deposit accounts	5,183	4,494
Income from bank owned life insurance	1,343	1,131
Other income	1,998	1,686
Gain on sale of loans held for sale	3,096	3,512
Loss on write down and sales of assets held for sale	(1,092)	0
(Loss) gain on sales of securities	(23)	65
Total noninterest income	16,365	15,892

Noninterest expense
Personnel	33,434	30,051
Occupancy of premises, net	3,540	3,458
Furniture and equipment	3,272	3,362
Professional and legal	1,698	1,133
Marketing	1,772	1,347
FDIC insurance	918	892
Debit card processing	1,460	1,317
Charitable donations	1,587	1,650
External data processing	3,385	2,814
Gain on foreclosed real estate, including recovery
of losses	0	(170)
Impaired loan carrying costs	451	731
Other	4,698	4,619
Total noninterest expense	56,215	51,204
Income before income taxes	18,587	10,473
Provision for income taxes	3,928	2,031
Net income	14,659	8,442
Net income per share, basic	$1.51	$0.86
Net income per share, diluted	$1.50	$0.86

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2021	2020
Net income	$14,659	$8,442
Other comprehensive income:
Securities available for sale:
Net unrealized (losses) gains arising during the period
(net of tax (benefit) expense of $(997) and $614, respectively)	(3,749)	2,309
Reclassification adjustment for losses (gains) included in net income
(net of tax (benefit) expense of $(5) and $14, respectively) (a) (b)	18	(51)
Net unrealized (losses) gains	(3,731)	2,258
Comprehensive income	$10,928	$10,700

(a) Amounts are included in (loss) gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b) Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$14,659	$8,442
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,583	2,748
Net amortization of premiums on securities	983	1,036
Amortization of deferred loan origination fees, net of costs	(7,240)	(4,226)
Net amortization of operating lease right of use assets	585	633
Net amortization of finance lease right of use assets	47	47
Amortization of subordinated debentures issuance fees	81	0
Net change in operating lease liabilities	(606)	(654)
Provision for loan losses	3,663	14,675
Provision for losses on foreclosed real estate	0	18
Deferred income tax benefit	(23)	(1,257)
Increase in bank owned life insurance	(1,343)	(1,131)
Originations of mortgage loans held for sale	(85,608)	(81,932)
Originations of SBA loans held for sale	(7,602)	(1,985)
Proceeds from sales of mortgage loans held for sale	93,159	83,018
Proceeds from sales of SBA loans held for sale	11,214	140
Gain on sales of mortgage loans held for sale	(2,718)	(3,503)
Gain on sales of SBA loans held for sale	(378)	(9)
Loss on writedowns and sales of bank premises and equipment, net	1,048	226
Loss on lease write off	44	8
Loss (gain) on sales of securities available-for-sale	23	(65)
Gain on sales of foreclosed real estate	0	(216)
Stock-based compensation	785	515
Decrease (increase) in interest receivable	3,790	(3,336)
Increase in other assets	(1,346)	(1,642)
Decrease in interest payable	(316)	(310)
Increase in other liabilities	2,356	674
Net cash provided by operating activities	27,840	11,914

Cash flows from investing activities
Purchases of securities, available-for-sale	(278,126)	(197,065)
Maturities, repayments and calls of securities, available-for-sale	199,310	151,948
Sales of securities, available-for-sale	3,803	21,679
Redemption of restricted investment in bank stock	1,282	1,958
Net decrease (increase) in loans made to customers	19,933	(49,826)
Purchases of premises and equipment	(2,032)	(2,257)
Investment in bank owned life insurance	(7,007)	(8)
Proceeds from sales of fixed assets	996	0
Proceeds from bank owned life insurance	450	0
Proceeds from sales of foreclosed real estate	0	1,116
Net cash used in investing activities	(61,391)	(72,455)

Cash flows from financing activities
Net increase in demand and savings deposits	350,797	283,599
Net decrease in time deposits	(70,571)	(10,624)
Net increase in short-term borrowings	2,221	615
Proceeds from issuance of subordinated debentures	0	30,602
Repayment of long-term debt	(25,000)	(35,000)
Net change in finance lease liabilities	(27)	(26)
Cash dividends paid to shareholders	(5,270)	(5,081)
Proceeds from treasury stock reissuance	1,098	153
Payment of taxes related to stock withheld	(95)	(66)
Treasury stock repurchased	(9,878)	(87)
Proceeds from issuance of stock, net	(23)	658
Net cash provided by financing activities	243,252	264,743
Net increase in cash and cash equivalents	209,701	204,202
Cash and cash equivalents at beginning of year	335,793	131,591
Cash and cash equivalents at end of period	$545,494	$335,793

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net income			8,442			8,442
Other comprehensive income, net of tax				2,258		2,258
Common stock cash dividends ($0.52 per share)			(5,081)			(5,081)
Stock-based compensation		515				515
Repurchased stock - 5,335 shares					(87)	(87)
Withheld Stock - 3,901 shares					(66)	(66)
Issuance and reissuance of common stock:
32,914 shares under the dividend reinvestment and
stock purchase plan	68	335			89	492
13,063 shares under the employee stock option plan	25				53	78
20,507 shares under employee stock purchase plan	50	180			11	241
7,658 shares of stock-based compensation awards	19	(19)				0

Balance, December 31, 2020	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			14,659			14,659
Other comprehensive loss, net of tax				(3,731)		(3,731)
Common stock cash dividends ($0.54 per share)			(5,270)			(5,270)
Stock-based compensation		785				785
Repurchased stock - 465,434 shares					(9,878)	(9,878)
Withheld Stock - 4,387 shares					(95)	(95)
Issuance and reissuance of common stock:
25,233 shares under the dividend reinvestment and
stock purchase plan	34	251			215	500
34,113 shares under the employee stock option plan	14	(244)			535	305
17,308 shares under employee stock purchase plan		(51)			321	270
44,689 shares of stock-based compensation awards	108	(135)			27	0

Balance, December 31, 2021	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates one wholly-owned subsidiary as of December 31, 2021, Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, which sells non-deposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2021. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2021 and 2020 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2021 and 2020. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2021 and 2020.

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

Generally, for all classes of loans receivable, when it is probable that principal and interest will not be collectible or a loss is incurred, the accrual of interest is discontinued. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of December 31, 2021 and 2020, the Corporation has remaining loan modifications totaling

$35,046,000 and $25,897,000, respectively. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of December 31, 2021 and 2020 of $24,973,000 and $143,145,000, respectively.

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

Bank Premises and Equipment

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

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at December 31, 2021 consisted of one retail banking property scheduled to be closed in the second quarter 2022, totaling $567,000 and is included in other assets on the Consolidated Balance Sheets. An impairment charge of approximately $30,000 was recorded during the twelve months ended December 31, 2021. There were no bank premises and equipment designated as held for sale as of December 31, 2020.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2021 and 2020 there was no foreclosed real estate. Included within loans receivable as of December 31, 2021, was a recorded investment of $102,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction compared to $206,000 as of December 31, 2020.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $54,644,000 at December 31, 2021, compared to $46,761,000 at December 31, 2020.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. In 2020 PeoplesBank began selling mortgages servicing released for the majority of the new portfolio. The mortgage servicing rights (MSRs) associated with previously sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income which was $287,000 and $178,000 in 2021 and 2020, respectively. Mortgage servicing income is included in other income in the statements of income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2021, the balance of residential mortgage loans serviced for third parties was $66,885,000 compared to $87,142,000 at December 31, 2020.

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets.

	Years ended December 31,
(dollars in thousands)	2021	2020
Amortized cost:
Balance at beginning of year	$511	$965
Originations of mortgage servicing rights	39	93
Amortization expense	(266)	(467)
Valuation allowance	96	(80)
Balance at end of year	$380	$511

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2021, the market value of assets was $857,798,000 compared to $1,017,000,000 at December 31, 2020.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2021 and 2020. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The tax years subject to examination by the taxing authorities are the years ended December 31, 2020, 2019, and 2018.

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

At December 31, 2021, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

The computation of net income per share for the years ended December 31, 2021 and 2020 is provided in the table below.

(in thousands, except per share data)	2021	2020
Net income available to shareholders	$14,659	$8,442

Weighted average shares outstanding (basic)	9,715	9,782
Effect of dilutive stock options	38	27
Weighted average shares outstanding (diluted)	9,753	9,809

Basic earnings per share	$1.51	$0.86
Diluted earnings per share	$1.50	$0.86

Anti-dilutive stock options excluded from the computation of earnings per share	32	136

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2021	2020
Cash paid during the period for:
Income taxes	$6,146	$4,217
Interest	$9,907	$15,563

Noncash investing activities:
Transfer of loans to foreclosed real estate	$0	$121
Transfer of premises and equipment to assets held for sale	$2,715	$0
Initial recognition of operating lease right-of-use assets	$18	$186
Initial recognition of operating lease liabilities	$18	$186

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

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2021 and 2020, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $65,000 at December 31, 2021 and 2020.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2021 and 2020 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2021, 80 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.6 million. At year-end 2021 and 2020, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2021
Debt securities:
U.S. agency	$3,500	$0	$(104)	$3,396
U.S. agency mortgage-backed, residential	181,783	2,148	(1,996)	181,935
State and municipal	36,319	250	(413)	36,156
Corporates	32,891	166	(259)	32,798
Total debt securities	$254,493	$2,564	$(2,772)	$254,285

December 31, 2020
Debt securities:
U.S. agency	$40,000	$0	$0	$40,000
U.S. agency mortgage-backed, residential	106,792	4,133	(29)	110,896
State and municipal	24,014	311	(25)	24,300
Corporates	9,681	139	(14)	9,806
Total debt securities	$180,487	$4,583	$(68)	$185,002

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2021	2020
Proceeds	$3,803	$21,679
Gross gains	24	124
Gross losses	(47)	(59)

The tax benefit (provision) related to these net realized losses and gains were $5 and $(14) respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,995	$2,014
Due after one year through five years	119,757	120,349
Due after five years through ten years	94,583	93,873
Due after ten years	38,158	38,049
Total debt securities	$254,493	$254,285

Investment securities having a carrying value of $184,938,000 and $170,313,000 on December 31, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2021 and 2020.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2021
Debt securities:
U.S. agency	2	$3,396	$(104)	0	$0	$0	2	$3,396	$(104)
U.S. agency mortgage-backed, residential	62	112,395	(1,665)	5	12,373	(331)	67	124,768	(1,996)
State and municipal	22	20,481	(355)	2	2,749	(58)	24	23,230	(413)
Corporates	13	15,737	(244)	1	485	(15)	14	16,222	(259)
Total temporarily impaired debt securities, available-for-sale	99	$152,009	$(2,368)	8	$15,607	$(404)	107	$167,616	$(2,772)

December 31, 2020
Debt securities:
U.S. agency	2	$40,000	$0	0	$0	$0	2	$40,000	$0
U.S. agency mortgage-backed, residential	8	8,706	(29)	0	0	0	8	8,706	(29)
State and municipal	4	3,808	(25)	0	0	0	4	3,808	(25)
Corporates	3	4,075	(14)	0	0	0	3	4,075	(14)
Total temporarily impaired debt securities, available-for-sale	17	$56,589	$(68)	0	$0	$0	17	$56,589	$(68)

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

The Corporation believes that any unrealized losses at December 31, 2021 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. As of December 31, 2021, there was one corporate bond that failed to make an interest payment. This payment was received on January 3, 2022. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2021 and 2020. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2021	Loans	2020	Loans
Builder & developer	$156,462	10.2	$147,609	9.6
Commercial real estate investor	322,887	21.1	236,924	15.3
Residential real estate investor	227,017	14.8	238,458	15.4
Hotel/Motel	70,254	4.6	79,421	5.2
Wholesale & retail	76,340	5.0	108,425	7.0
Manufacturing	72,720	4.8	79,142	5.1
Agriculture	95,317	6.2	80,450	5.2
Service	65,163	4.3	76,838	5.0
Other	222,179	14.5	280,616	18.2
Total commercial related loans	1,308,339	85.5	1,327,883	86.0
Residential mortgages	103,741	6.8	95,751	6.2
Home equity	94,842	6.2	96,711	6.3
Other	22,829	1.5	24,244	1.5
Total consumer related loans	221,412	14.5	216,706	14.0
Total loans	$1,529,751	100.0	$1,544,589	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation's business is with clients in south central Pennsylvania, specifically York County and Lancaster County and north central Maryland, specifically Baltimore County, Harford County and Baltimore City. At December 31, 2021, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 21.1 percent of the portfolio; residential real estate investor, which represented 14.8 percent of the portfolio and builder & developer, which represented 10.2 percent of the portfolio. At December 31, 2020, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 15.4 percent of the portfolio and commercial real estate investor, which represented 15.3 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $9,516,000 at December 31, 2021 and $8,376,000 at December 31, 2020. During 2021, total additions were $5,760,000 and total repayments and reductions were $4,620,000. As of year-end 2021, all loans to this group were current and performing in accordance with contractual terms.

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer and residential mortgage loans, the bank follows the Uniform Retail Credit Classification guidance. Commercial loans up to $500,000 may be scored using third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings within the Watch, Criticized and Classified categories are generally performed by the Special Asset Committee, which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. Primary loan officers may recommend a change to a risk rating and internal loan review officers may downgrade existing loans, except to non-accrual status. Only the Committee or President/CEO may downgrade a loan to non-accrual status or upgrade a loan that is criticized or classified.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2021 and 2020.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2021
Builder & developer	$142,983	$6,016	$6,656	$807	$156,462
Commercial real estate investor	316,976	929	1,039	3,943	322,887
Residential real estate investor	226,126	0	611	280	227,017
Hotel/Motel	40,789	0	17,273	12,192	70,254
Wholesale & retail	73,821	1,346	1,173	0	76,340
Manufacturing	67,544	0	51	5,125	72,720
Agriculture	90,226	80	714	4,297	95,317
Service	57,667	404	6,121	971	65,163
Other	201,226	1,384	14,197	5,372	222,179
Total commercial related loans	1,217,358	10,159	47,835	32,987	1,308,339
Residential mortgage	103,669	0	10	62	103,741
Home equity	94,358	47	0	437	94,842
Other	22,733	0	0	96	22,829
Total consumer related loans	220,760	47	10	595	221,412
Total loans	$1,438,118	$10,206	$47,845	$33,582	$1,529,751

December 31, 2020
Builder & developer	$133,804	$11,305	$2,121	$379	$147,609
Commercial real estate investor	230,113	6,379	231	201	236,924
Residential real estate investor	234,316	1,215	130	2,797	238,458
Hotel/Motel	48,264	542	18,143	12,472	79,421
Wholesale & retail	99,821	8,591	13	0	108,425
Manufacturing	67,968	0	3,610	7,564	79,142
Agriculture	72,829	416	3,776	3,429	80,450
Service	75,618	249	0	971	76,838
Other	256,040	1,481	13,804	9,291	280,616
Total commercial related loans	1,218,773	30,178	41,828	37,104	1,327,883
Residential mortgage	95,466	123	11	151	95,751
Home equity	96,026	55	0	630	96,711
Other	23,954	0	0	290	24,244
Total consumer related loans	215,446	178	11	1,071	216,706
Total loans	$1,434,219	$30,356	$41,839	$38,175	$1,544,589

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2021 and 2020. Generally, impaired loans are all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2021
Builder & developer	$991	$1,078	$0	$0	$0	$991	$1,078
Commercial real estate investor	2,834	2,854	1,878	1,878	1,464	4,712	4,732
Residential real estate investor	280	438	0	0	0	280	438
Hotel/Motel	12,192	12,754	0	0	0	12,192	12,754
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	5,125	5,501	0	0	0	5,125	5,501
Agriculture	2,709	2,893	1,588	1,784	467	4,297	4,677
Service	0	0	971	1,061	377	971	1,061
Other commercial	3,622	4,376	1,750	2,389	1,750	5,372	6,765
Total impaired commercial related loans	27,753	29,894	6,187	7,112	4,058	33,940	37,006
Residential mortgage	62	64	0	0	0	62	64
Home equity	437	474	0	0	0	437	474
Other consumer	96	104	0	0	0	96	104
Total impaired consumer related loans	595	642	0	0	0	595	642
Total impaired loans	$28,348	$30,536	$6,187	$7,112	$4,058	$34,535	$37,648

December 31, 2020
Builder & developer	$575	$790	$0	$0	$0	$575	$790
Commercial real estate investor	1,163	1,170	0	0	0	1,163	1,170
Residential real estate investor	581	862	2,216	2,216	216	2,797	3,078
Hotel/Motel	12,472	12,472	0	0	0	12,472	12,472
Wholesale & retail	237	237	0	0	0	237	237
Manufacturing	7,564	7,564	0	0	0	7,564	7,564
Agriculture	2,270	2,382	1,159	1,217	615	3,429	3,599
Service	971	1,061	0	0	0	971	1,061
Other commercial	5,739	5,954	3,552	3,888	2,481	9,291	9,842
Total impaired commercial related loans	31,572	32,492	6,927	7,321	3,312	38,499	39,813
Residential mortgage	151	151	0	0	0	151	151
Home equity	630	653	0	0	0	630	653
Other consumer	290	301	0	0	0	290	301
Total impaired consumer related loans	1,071	1,105	0	0	0	1,071	1,105
Total impaired loans	$32,643	$33,597	$6,927	$7,321	$3,312	$39,570	$40,918

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2021 and 2020. Interest income on loans is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
December 31, 2021
Builder & developer	$919	$0	$0	$0	$919	$0
Commercial real estate investor	1,431	45	376	0	1,807	45
Residential real estate investor	1,302	72	1,044	17	2,346	89
Hotel/Motel	12,443	0	0	0	12,443	0
Wholesale & retail	94	13	0	0	94	13
Manufacturing	7,025	19	0	0	7,025	19
Agriculture	3,334	125	1,202	0	4,536	125
Service	583	0	388	0	971	0
Other commercial	4,621	26	3,542	61	8,163	87
Total impaired commercial related loans	31,752	300	6,552	78	38,304	378
Residential mortgage	56	0	0	0	56	0
Home equity	561	0	0	0	561	0
Other consumer	197	6	0	0	197	6
Total impaired consumer related loans	814	6	0	0	814	6
Total impaired loans	$32,566	$306	$6,552	$78	$39,118	$384

December 31, 2020
Builder & developer	$732	$36	$151	$0	$883	$36
Commercial real estate investor	1,269	72	0	0	1,269	72
Residential real estate investor	1,165	31	3,535	0	4,700	31
Hotel/Motel	2,494	0	0	0	2,494	0
Wholesale & retail	252	8	2,851	0	3,103	8
Manufacturing	1,518	3	429	0	1,947	3
Agriculture	2,228	123	1,117	0	3,345	123
Service	914	22	0	0	914	22
Other commercial	3,833	64	3,686	0	7,519	64
Total impaired commercial related loans	14,405	359	11,769	0	26,174	359
Residential mortgage	177	6	0	0	177	6
Home equity	640	47	0	0	640	47
Other consumer	230	11	0	0	230	11
Total impaired consumer related loans	1,047	64	0	0	1,047	64
Total impaired loans	$15,452	$423	$11,769	$0	$27,221	$423

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2021 and 2020.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2021
Builder & developer	$0	$0	$0	$807	$807	$155,655	$156,462
Commercial real estate investor	0	812	0	3,943	4,755	318,132	322,887
Residential real estate investor	0	0	0	280	280	226,737	227,017
Hotel/Motel	0	0	0	12,192	12,192	58,062	70,254
Wholesale & retail	0	183	0	0	183	76,157	76,340
Manufacturing	0	0	0	5,125	5,125	67,595	72,720
Agriculture	0	0	324	4,297	4,621	90,696	95,317
Service	0	0	0	971	971	64,192	65,163
Other	9	34	0	5,372	5,415	216,764	222,179
Total commercial related loans	9	1,029	324	32,987	34,349	1,273,990	1,308,339
Residential mortgage	0	308	0	62	370	103,371	103,741
Home equity	193	0	0	437	630	94,212	94,842
Other	5,869	132	0	96	6,097	16,732	22,829
Total consumer related loans	6,062	440	0	595	7,097	214,315	221,412
Total loans	$6,071	$1,469	$324	$33,582	$41,446	$1,488,305	$1,529,751

December 31, 2020
Builder & developer	$427	$489	$322	$379	$1,617	$145,992	$147,609
Commercial real estate investor	0	0	0	201	201	236,723	236,924
Residential real estate investor	136	0	0	2,797	2,933	235,525	238,458
Hotel/Motel	0	0	0	12,472	12,472	66,949	79,421
Wholesale & retail	29	0	0	0	29	108,396	108,425
Manufacturing	0	0	0	7,564	7,564	71,578	79,142
Agriculture	0	0	0	3,429	3,429	77,021	80,450
Service	0	709	0	971	1,680	75,158	76,838
Other	679	887	0	9,291	10,857	269,759	280,616
Total commercial related loans	1,271	2,085	322	37,104	40,782	1,287,101	1,327,883
Residential mortgage	0	0	937	151	1,088	94,663	95,751
Home equity	206	177	36	630	1,049	95,662	96,711
Other	717	321	0	290	1,328	22,916	24,244
Total consumer related loans	923	498	973	1,071	3,465	213,241	216,706
Total loans	$2,194	$2,583	$1,295	$38,175	$44,247	$1,500,342	$1,544,589

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $954,000 at December 31, 2021 and $1,395,000 at December 31, 2020. There were no allowances allocated to any TDRs at December 31, 2021 or 2020. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

At December 31, 2021, there are modifications remaining for two mortgage loans totaling $1,694,000, five commercial loans totaling $33,352,000 and no consumer loans under the CARES Act, which are not considered TDRs. At December 31, 2020, there were modifications remaining for eight mortgage loans totaling $3,792,000, 12 commercial loans totaling $22,105,000 and no consumer loans under the CARES Act, which are not considered TDRs.

There were no loans whose terms have been modified under TDR’s during the twelve months ended December 31, 2021 and 2020. There were no defaults for the twelve months ended December 31, 2021 and 2020 for TDR’s entered into during the previous 12 month period.

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2021 and 2020.

	Allowance for Loan Losses
	January 1, 2021				December 31, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$23	$351	$2,408
Commercial real estate investor	3,177	0	0	2,470	5,647
Residential real estate investor	3,944	(241)	61	(271)	3,493
Hotel/Motel	1,440	0	0	(472)	968
Wholesale & retail	2,416	0	0	(427)	1,989
Manufacturing	840	0	0	43	883
Agriculture	1,288	0	0	19	1,307
Service	457	0	0	524	981
Other commercial	5,002	(2,038)	32	1,660	4,656
Total commercial related loans	20,598	(2,279)	116	3,897	22,332
Residential mortgage	256	0	0	(70)	186
Home equity	287	(5)	3	(94)	191
Other consumer	101	(35)	55	(47)	74
Total consumer related loans	644	(40)	58	(211)	451
Unallocated	22	0	0	(23)	(1)
Total	$21,264	$(2,319)	$174	$3,663	$22,782

	Allowance for Loan Losses
	January 1, 2020				December 31, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(936)	$9	$698	$2,034
Commercial real estate investor	2,565	0	0	612	3,177
Residential real estate investor	4,632	(1,880)	26	1,166	3,944
Hotel/Motel	742	0	0	698	1,440
Wholesale & retail	3,575	(3,116)	7	1,950	2,416
Manufacturing	1,252	(459)	0	47	840
Agriculture	1,304	0	0	(16)	1,288
Service	367	(73)	0	163	457
Other commercial	3,837	(8,019)	3	9,181	5,002
Total commercial related loans	20,537	(14,483)	45	14,499	20,598
Residential mortgage	158	0	0	98	256
Home equity	203	(60)	1	143	287
Other consumer	167	(19)	39	(86)	101
Total consumer related loans	528	(79)	40	155	644
Unallocated	1	0	0	21	22
Total	$21,066	$(14,562)	$85	$14,675	$21,264

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2021 and 2020 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2021
Builder & developer	$0	$2,408	$2,408	$991	$155,471	$156,462
Commercial real estate investor	1,464	4,183	5,647	4,712	318,175	322,887
Residential real estate investor	0	3,493	3,493	280	226,737	227,017
Hotel/Motel	0	968	968	12,192	58,062	70,254
Wholesale & retail	0	1,989	1,989	0	76,340	76,340
Manufacturing	0	883	883	5,125	67,595	72,720
Agriculture	467	840	1,307	4,297	91,020	95,317
Service	377	604	981	971	64,192	65,163
Other commercial	1,750	2,906	4,656	5,372	216,807	222,179
Total commercial related	4,058	18,274	22,332	33,940	1,274,399	1,308,339
Residential mortgage	0	186	186	62	103,679	103,741
Home equity	0	191	191	437	94,405	94,842
Other consumer	0	74	74	96	22,733	22,829
Total consumer related	0	451	451	595	220,817	221,412
Unallocated	0	(1)	(1)	0	0	0
Total	$4,058	$18,724	$22,782	$34,535	$1,495,216	$1,529,751

December 31, 2020
Builder & developer	$0	$2,034	$2,034	$575	$147,034	$147,609
Commercial real estate investor	0	3,177	3,177	1,163	235,761	236,924
Residential real estate investor	216	3,728	3,944	2,797	235,661	238,458
Hotel/Motel	0	1,440	1,440	12,472	66,949	79,421
Wholesale & retail	0	2,416	2,416	237	108,188	108,425
Manufacturing	0	840	840	7,564	71,578	79,142
Agriculture	615	673	1,288	3,429	77,021	80,450
Service	0	457	457	971	75,867	76,838
Other commercial	2,481	2,521	5,002	9,291	271,325	280,616
Total commercial related	3,312	17,286	20,598	38,499	1,289,384	1,327,883
Residential mortgage	0	256	256	151	95,600	95,751
Home equity	0	287	287	630	96,081	96,711
Other consumer	0	101	101	290	23,954	24,244
Total consumer related	0	644	644	1,071	215,635	216,706
Unallocated	0	22	22	0	0	0
Total	$3,312	$17,952	$21,264	$39,570	$1,505,019	$1,544,589

NOTE 6-Premises, Equipment and Leases

The following table presents a summary of premises and equipment as of December 31, 2021 and 2020.

(dollars in thousands)	2021	2020
Land	$4,030	$5,097
Buildings and improvements	26,982	27,441
Financing lease right-of-use assets	1,041	1,087
Equipment	23,753	23,518
	55,806	57,143
Less accumulated depreciation/amortization	(33,851)	(31,937)
Premises and equipment, net	$21,955	$25,206

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

The components of lease expense were as follows:

	Twelve months ended
	December 31,
(dollars in thousands)	2021	2020
Operating lease cost	$601	$730

Finance lease cost:
Amortization of right-of-use assets	$47	$47
Interest on lease liability	47	48
Total finance lease cost	$94	$95

Total lease cost	$695	$825

Supplemental cash flow information related to leases were as follows:

	Twelve months ended
	December 31,
	2021	2020
Operating cash flows from operating leases	$624	$751
Operating cash flows from financing leases	47	48
Financing cash flows from financing leases	28	26

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	18	186
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020
Assets:
Operating leases right-of-use assets	$1,697	$2,386
Finance leases assets	1,041	1,087
Total lease assets	$2,738	$3,473

Liabilities:
Operating	$1,803	$2,515
Financing	1,269	1,296
Total lease liabilities	$3,072	$3,811

Weighted Average Remaining Lease Term (years)
Operating leases	4.3	5.2
Finance leases	22.2	23.2

Weighted Average Discount Rate
Operating leases	2.58%	2.68%
Finance leases	3.69%	3.69%

At December 31, 2021, future minimum payments for financing leases and operating leases are payable as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$558	$75
2023	463	75
2024	400	75
2025	179	79
2026	86	80
Thereafter	221	1,509
Total lease payments	1,907	1,893
Less imputed interest	(104)	(624)
Total	$1,803	$1,269

NOTE 7-Deposits

The composition of deposits as of December 31, 2021 and 2020 is shown below.

	December 31,
(dollars in thousands)	2021	2020
Noninterest bearing demand	$524,609	$396,947
Interest bearing demand	261,945	224,764
Money market	744,224	598,398
Savings	151,272	111,143
Time deposits less than $100	247,398	283,910
Time deposits $100 to $250	151,377	180,674
Time deposits $250 or more	62,940	67,703
Total deposits	$2,143,765	$1,863,539

Included above in time deposits less than $100,000 are brokered time deposits in the amount of $44,000 and $116,000 at December 31, 2021 and 2020, respectively. Included above in time deposits $100,000 to $250,000 are brokered time deposits in the amount of $2,154,000 and $2,684,000 at December 31, 2021 and 2020, respectively.

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $6,854,000 at December 31, 2021 and $5,480,000 at December 31, 2020.

The following table presents scheduled maturities of time deposits by year as of December 31, 2021.

(dollars in thousands)	2021
2022	$287,629
2023	147,395
2024	16,817
2025	4,714
2026	4,444
Thereafter	716
Total time deposits	$461,715

Demand deposit overdrafts reclassified as loans were $55,000 at both December 31, 2021 and 2020.

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2021, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP). PeoplesBank maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2021, PeoplesBank’s total availability was $562,388,000 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2021 and 2020, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2021 and 2020:

	2021		2020
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$10,761	$0	$8,540	$0
Weighted average interest rate at end of year	0.40%	0%	0.40%	0%
Maximum amount outstanding at any month-end	$13,393	$0	$9,477	$0
Daily average amount outstanding	$10,451	$0	$8,428	$0
Approximate weighted average interest rate for the year	0.40%	0%	0.46%	0%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $12,967,000 and $11,342,000 on December 31, 2021 and 2020, respectively.

The following table presents a summary of long-term debt as of December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	2020
PeoplesBank’s obligations:
FHLBP
Due June 2021, 2.81%	$0	$10,000
Due June 2021, 2.14%	0	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	10,000	35,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.22%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.66% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50%, fixed rate, callable on or after December 2025	30,683	30,602
Total junior subordinated debt	$40,993	$40,912
Lease obligations included in long-term debt:
Finance lease liabilities	1,269	1,296
Total long-term debt	$52,262	$77,208

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

The following table presents long-term debt maturities by year as of December 31, 2021:

(dollars in thousands)	2021
2022	$10,075
2023	75
2024	75
2025	79
2026	80
Thereafter	41,878
Total long-term debt	$52,262

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

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

			Minimum for		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2021
Capital ratios:
Common Equity Tier 1	$193,142	12.11%	$111,612	7.00%	$	n/a	n/a %
Tier 1 risk based	203,142	12.74	135,529	8.50		n/a	n/a
Total risk based	253,791	15.92	167,418	10.50		n/a	n/a
Leverage	203,142	8.59	94,596	4.00		n/a	n/a

at December 31, 2020
Capital ratios:
Common Equity Tier 1	$191,863	13.10%	$102,504	7.00%	$	n/a	n/a %
Tier 1 risk based	201,863	13.79	124,469	8.50		n/a	n/a
Total risk based	250,806	17.13	153,756	10.50		n/a	n/a
Leverage	201,863	9.58	84,250	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2021
Capital ratios:
Common Equity Tier 1	$230,162	14.47%	$111,348	7.00%		$103,395	6.50%
Tier 1 risk based	230,162	14.47	135,208	8.50		127,255	8.00
Total risk based	250,081	15.72	167,022	10.50		159,069	10.00
Leverage	230,162	9.75	94,457	4.00		118,071	5.00

at December 31, 2020
Capital ratios:
Common Equity Tier 1	$198,184	13.56%	$102,274	7.00%		$94,968	6.50%
Tier 1 risk based	198,184	13.56	124,190	8.50		116,884	8.00
Total risk based	216,484	14.82	153,411	10.50		146,105	10.00
Leverage	198,184	9.43	84,109	4.00		105,137	5.00

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

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2021. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was successfully completed in August after the purchase of $4,912,000 of common stock.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in August 2021. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purposes as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the twelve months ended December 31, 2021, the Corporation purchased 223,286 shares at an average price of $22.24 for a total of $4,966,000. The program was successfully completed in January 2022 after the purchase of $5,000,000 of common stock.

The Corporation’s Board of Directors approved a new Repurchase Program (“Program”) in January 2022. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2021 and 2020, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank's expense for the 401(k) savings and investment plan was $757,000 for 2021 and $719,000 for 2020. The components of expense are included in the line item “personnel” expense in the statements of income.

PeoplesBank maintains a supplemental defined contribution deferred compensation plan. Under the plan, PeoplesBank contributes a percentage of compensation to the executive. PeoplesBank’s expense for the defined contribution deferred compensation plan was $71,000 which includes interest of $4,300 for the period ended December 31, 2021. Expense for the plan was $71,000 which includes interest of $7,000 for the period ended December 31, 2020 and catch up interest of $2,700 for the period ended December 31, 2019. The components of expense are included in the line item “personnel” expense in the statements of income. Total accrued liability for the defined contribution deferred compensation plan was $202,000 and $131,000, respectively at December 31, 2021 and December 31, 2020.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $189,000 for 2021 and $213,000 for 2020. The components of expense are included in the line item “Personnel expense” in the income statement. The accrued liability for the supplemental retirement plans was $4,297,000 at December 31, 2021 and $4,292,000 at December 31, 2020. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Directors Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $165,000 in 2021and $66,000 in 2020, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The components of expense are included in the line item “Personnel expense” in the income statement.

The accrued liability for the post retirement split-dollar benefit was $714,000 at December 31, 2021 and $549,000 at December 31, 2020.

Directors and Executives Deferred Compensation Plans

PeoplesBank maintains two plans for deferred compensation related to directors and executives. Under the plans, the executive or director may defer a portion of their compensation in accordance with the terms of the plan. The accrued expense related to the directors deferred compensation plan was $26,000 which includes interest of $1,200 for the period ended December 31, 2021. The accrued expense was $31,000 which includes interest of $2,800 for the period ended December 31, 2020 and catch up interest of $480 for the period ended December 31, 2019. The components of expense are included in the line item “other” expense in the statements of income. Total accrued liability was $86,000 and $60,000, respectively at December 31, 2021 and December 31, 2020.

The accrued expense related to the executive deferred compensation plan was $279,000 which includes interest of $9,200 for the period ended December 31, 2021. The accrued expense was $229,000 which includes interest of $13,000 for the period ended December 31, 2020 and catch up interest of $1,900 for the period ended December 31, 2019. The components of expense are included in the line item “other” expense in the statements of income. Total accrued liability was $638,000 and $352,000 respectively at December 31, 2021 and December 31, 2020.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans as of December 31, 2021.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	awards (1)	issuance (1)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	116,763	116,763	0	(2)
	Stock options
	Stock appreciation rights
	Restricted stock
2017 Long Term Incentive	Restricted stock units
Plan (17LTIP)	Stock awards	337,385	93,903 (3)	243,482
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	125,303	0	125,303
Employee Stock
Bonus Plan (ESBP)	Stock awards	21,117	0	21,117

(1) Shares/options are subject to adjustment in the event of specified changes in the Corporation's capital structure.

(2) Plan expired on May 15, 2017.

(3) Amount includes 46,448 of unvested restricted stock and 15,564 unvested restricted stock units.

2007 Long-Term Incentive Plan (07LTIP) and 2017 Long-Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards and restricted stock units are granted at fair value. 109 restricted shares granted in 2021 vest 100% three years from the date of grant; 1,289 restricted shares granted in 2021 vest 100% four years from date of grant; 9,338.4 restricted stock units granted in 2021 vest 100% with specified date three years from date of grant. 1,957 restricted shares granted in 2020 vest 100% three years from the date of grant. All of the remaining restricted shares and restricted stock units granted in 2021 and 2020 vest as follows: one third at the end of the first year from the date of grant; one third at the end of the second year from the date of grant; and one third at the end of the third year from the date of grant. Restricted stock awards and restricted stock units are participating securities but had no impact on basic EPS at December 31, 2021 and 2020. The plans also permit the granting of stock awards. Upon exercise and/or award, the Corporation has historically issued treasury stock, if available, and/or authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statements of income.

(dollars in thousands)	2021	2020
Compensation expense	$721	$440
Tax benefit	(151)	(92)
Net income effect	$570	$348

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 21% statutory Federal tax rate for 2021 and 2020. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options), restricted stock awards and restricted stock units.

The Corporation granted the following restricted stock, restricted stock units and stock awards during the years ended December 31, 2021 and 2020.

	2021	2020
Restricted stock	37,199	7,658
Restricted stock units	15,564	0
Stock award	7,490	0

A summary of stock options activity from the option and stock incentive plans is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2021	182,767	$16.17	4.3 years	$426
Granted	0	0.00
Exercised	(34,113)	8.95
Cancelled/Forfeited	0	0.00
Expired	0	0.00
Outstanding at December 31, 2021	148,654	$17.83	4.0 years	$638

Vested and exercisable at
December 31, 2021	148,654	$17.83	4.0 years	$638

The following table presents information about stock options exercised for the years ended December 31, 2021 and 2020.

(dollars in thousands)	2021	2020
Total intrinsic value of options exercised	$373	$43
Cash received from options exercised	$139	$78
Tax deduction realized from options exercised	$78	$9

The following table presents information about non-vested options, restricted stock and restricted stock units for the year ended December 31, 2021.

	Stock Options		Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average		Weighted Average
		Exercise Price		Grant Date		Grant Date
	Options	Per Share	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1, 2021	5,776	$22.74	27,062	$21.41	0	$0
Vested	(5,776)	22.74	(17,813)	22.05	0	0
Cancelled/Forfeited	0	0	0	0	0	0
Granted	0	0	37,199	19.48	15,564	9.25
Non-vested at December 31, 2021	0	$0	46,448	$19.62	15,564	$9.25

As of December 31, 2021, total unrecognized compensation cost related to non-vested options, restricted stock and restricted stock units were $561,000, of which $373,000 will be recognized in 2022, $152,000 will be recognized in 2023, $35,000 will be recognized in 2024 and $1,000 will be recognized in 2025 with a weighted average recognition period of 1.0 years. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2021 and 2020.

	2021	2020
ESPP shares purchased	17,308	20,507
Average purchase price per share (85% of market value)	$15.836	$11.720
Compensation expense recognized (in thousands)	$64	$76
Shares issued from treasury stock to satisfy the purchase of ESPP shares	17,308	619
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	0	19,888

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2021 and 2020.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2021 and 2020.

(dollars in thousands)	2021	2020
Current tax provision
Federal	$3,345	$2,909
State	606	379
Total current tax provision	3,951	3,288

Deferred tax expense (benefit)
Federal	9	(1,121)
State	(32)	(136)
Total deferred tax benefit	(23)	(1,257)
Total tax provision	$3,928	$2,031

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2021 and 2020 are shown below.

	2021	2020
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(0.7)	(1.4)
Bank owned life insurance income	(1.4)	(2.3)
State income taxes, net of federal tax benefit	2.4	1.8
Other, net	(0.2)	0.3
Effective income tax rate	21.1%	19.4%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2021 and 2020 are shown below.

(dollars in thousands)	2021	2020
Deferred tax assets
Allowance for loan losses	$5,033	$4,999
Deferred compensation	1,460	1,335
Leasing	725	895
Low-income housing partnerships	0	3
Foreclosed real estate	0	4
Net unrealized losses on available-for-sale securities	44	0
Deferred loan fees	0	129
Acquired net operating loss carryforwards	0	6
Other	580	400
Total deferred tax assets	$7,842	$7,771

Deferred tax liabilities
Deferred loan fees	$369	$0
Depreciation	216	422
Leasing	646	816
Acquisition accounting adjustments	10	11
Net unrealized gains on available-for-sale securities	0	948
Other	246	234
Total deferred tax liabilities	$1,487	$2,431
Net deferred tax assets	$6,355	$5,340

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2021, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2021 and 2020, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements. Commitments to grant loans are generally made for periods of 90 days or less. As of December 31, 2021, the fixed rate loan commitments have interest rates ranging from 1.86% to 5.99% and maturities ranging from 1 year to 30 years. As of December 31, 2020, the fixed rate loan commitments have interest rates ranging from 2.25% to 5.69% and maturities ranging from 1 year to 30 years.

A summary of outstanding commitments at December 31, 2021 and 2020 is shown below.

(dollars in thousands)	2021	2020
Commitments to grant loans
Fixed rate	$37,352	$31,547
Variable rate	44,383	64,001

Unfunded commitments of existing loans
Fixed rate	$42,435	$39,661
Variable rate	466,567	440,947

Standby letters of credit	$14,688	$15,206

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2021
Securities available-for-sale:
U.S. agency	$3,396	$0	$3,396	$0
U.S. agency mortgage-backed, residential	181,935	0	181,935	0
State and municipal	36,156	0	36,156	0
Corporates	32,798	0	32,798	0
Other assets:
Loan-level interest rate swaps	(51)	0	(51)	0

December 31, 2020
Securities available-for-sale:
U.S. agency	$40,000	$0	$40,000	$0
U.S. agency mortgage-backed, residential	110,896	0	110,896	0
State and municipal	24,300	0	24,300	0
Corporates	9,806	0	9,806	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2021, the fair value consists of impaired loan balances of $3,142,000 net of valuation allowances of $4,058,000 and charge-offs of $957,000, compared to impaired loan balances of $4,009,000, net of valuation allowances of $3,312,000 and charge-offs of $373,000, at December 31, 2020.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At  December 31, 2021 and December 31, 2020, there were no foreclosed real estate assets with a valuation allowance or write-down.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant Other
		Active Markets for	Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	89	0	0	89
Impaired commercial real estate loans	414	0	0	414
Impaired agriculture loans	1,121	0	0	1,121
Impaired service loans	594	0	0	594
Impaired other loans	700	0	0	700
Mortgage servicing rights	380	0	0	380

December 31, 2020
Impaired builder & developer loans	$196	$0	$0	$196
Impaired residential real estate investor loans	2,209	2,000	0	209
Impaired agriculture loans	544	0	0	544
Impaired other loans	1,071	0	0	1,071
Mortgage servicing rights	511	0	0	511

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
December 31, 2021
Impaired builder & developer loans	$224	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired residential real estate investor loans	89	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired commercial real estate loans	414	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired agriculture loans	1,121	Appraisal	(1)	Appraisal adjustments	(2)	15% - 20%	18%
Impaired service loans	594	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired other loans	700	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Mortgage servicing rights	380	Multiple of annual service fee		Estimated prepayment speed based on rate and term		14.9% - 14.9%	14.9%

December 31, 2020
Impaired builder & developer loans	$196	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired residential real estate investor loans	209	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired agriculture loans	544	Appraisal	(1)	Appraisal adjustments	(2)	25% - 25%	25%
Impaired other loans	89	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired other loans	982	Business asset valuation	(3)	Business asset valuation adjustments	(4)	40% - 50%	44%
Mortgage servicing rights	511	Multiple of annual service fee		Estimated prepayment speed based on rate and term		18.5% - 18.5%	18.5%

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2021 and 2020.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2021
Financial assets
Cash and cash equivalents	$545,494	$545,494	$545,494	$0	$0
Securities available-for-sale	254,285	254,285	0	254,285	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	7,876	8,271	0	8,271	0
Loans, net	1,506,969	1,498,388	0	0	1,498,388
Interest receivable	4,562	4,562	0	752	3,810

Financial liabilities
Deposits	$2,143,765	$2,143,187	$0	$2,143,187	$0
Short-term borrowings	10,761	10,761	0	10,761	0
Long-term debt (1)	20,310	18,999	0	10,109	8,890
Subordinated debentures	30,683	32,578	0	32,578	0
Interest payable	216	216	0	216	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2020
Financial assets
Cash and cash equivalents	$335,793	$335,793	$335,793	$0	$0
Securities available-for-sale	185,002	185,002	0	185,002	0
Restricted investment in bank stocks	2,593	N/A	N/A	N/A	N/A
Loans held for sale	15,981	17,228	0	17,228	0
Loans, net	1,523,325	1,527,295	0	0	1,527,295
Interest receivable	8,352	8,352	0	590	7,762

Financial liabilities
Deposits	$1,863,539	$1,868,203	$0	$1,868,203	$0
Short-term borrowings	8,540	8,540	0	8,540	0
Long-term debt	45,310	43,005	0	35,571	7,434
Subordinated debentures	30,602	31,159	0	31,159	0
Interest payable	532	532	0	532	0
Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2021
Repurchase Agreements	$10,761	$0	$10,761	$(12,268)	$0	$0	$(1,507)

December 31, 2020
Repurchase Agreements	$8,540	$0	$8,540	$(10,255)	$0	$0	$(1,715)

Note 18 – Interest Rate Swaps

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

The fair value, notational amount, and collateral posted related to loan-level interest rate swaps are presented below:

	December 31,
(dollars in thousands)	2021	2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$(51)	$0
Notional Amount	7,266	0
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of December 31, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respectively. There were no interest rate swaps as of December 31, 2020.

(b)No cash collateral was posted as of December 31, 2021. There were no interest rate swaps as of December 31, 2020.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

	December 31,
(dollars in thousands)	2021	2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$(51)	$0
Gross amounts offset	(51)	0
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

Note 19-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2021	2020
Assets
Cash and due from banks	$222	$31,128
Investment in bank subsidiary	232,525	204,281
Investment in other subsidiaries	314	314
Premises and equipment, net	2,667	2,841
Other assets	879	458
Total assets	$236,607	$239,022

Liabilities
Long-term debt	$10,310	$10,310
Subordinated debentures	30,683	30,602
Other liabilities	109	150
Total liabilities	41,102	41,062

Shareholders' equity	195,505	197,960
Total liabilities and shareholders' equity	$236,607	$239,022

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2021	2020
Income
Interest from investment securities	$6	$8
Dividends from bank subsidiary	4,800	4,430
Total income	4,806	4,438

Expense
Interest expense on long-term debt	193	267
Interest expense on subordinated debentures	1,476	92
Occupancy of premises, net	174	179
Other	936	541
Total expense	2,779	1,079
Income before applicable income tax benefit and undistributed earnings of subsidiaries	2,027	3,359
Applicable income tax benefit	657	250
Income before undistributed earnings of subsidiaries	2,684	3,609
Equity in undistributed earnings of bank subsidiary	11,975	4,833
Net income	$14,659	$8,442
Comprehensive income	$10,928	$10,700

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$14,659	$8,442
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	190	193
Amortization of subordinated debentures issuance fees	81	0
Equity in undistributed earnings of subsidiaries, net	(11,976)	(4,746)
Other, net	324	556
Net cash provided by operating activities	3,278	4,445

Cash flows from investing activities
Additional investment in bank subsidiary	(20,000)	0
Purchases of premises and equipment	(16)	(26)
Net cash used in investing activities	(20,016)	(26)

Cash flows from financing activities
Cash dividends paid to shareholders	(5,270)	(5,081)
Proceeds from issuance of subordinated debentures	0	30,602
Treasury stock repurchased	(9,878)	(87)
Net issuance of stock	980	745
Net cash (used in) provided by financing activities	(14,168)	26,179
Net (decrease) increase in cash and cash equivalents	(30,906)	30,598
Cash and cash equivalents at beginning of year	31,128	530
Cash and cash equivalents at end of year	$222	$31,128

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2021, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 48 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2021, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Corporation’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Craig L. Kauffman
Craig L. Kauffman,	Date: March 8, 2022
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Craig L. Kauffman	President, Chief Executive Officer,	3/8/2022
Craig L. Kauffman	And Director
(Principal Executive Officer)

/s/ Cynthia A. Dotzel	Chair of the Board of Directors	3/8/2022
Cynthia A. Dotzel, CPA

	Vice-Chair of the Board of Directors	3/8/2022
J. Rodney Messick

/s/ Sarah M. Brown	Director	3/8/2022
Sarah M. Brown

/s/ Brian D. Brunner	Director	3/8/2022
Brian D. Brunner

/s/ Keith Cenekofsky	Director	3/8/2022
Keith Cenekofsky, CPA

/s/ John W. Giambalvo	Director	3/8/2022
John W. Giambalvo, Esq.

/s/ Jeffrey R. Hines	Director	3/8/2022
Jeffrey R. Hines, P.E.

/s/ Larry D. Pickett	Treasurer	3/8/2022
Larry D. Pickett, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2018 filed with the Commission on August 6, 2018)
3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2021)
4.(vi)	Description of registrant’s securities (Incorporated by reference to Exhibit 4.(vi) of the Registrant’s Annual Report on Form 10-K for December 31, 2019, filed with the Commission on March 11, 2020)
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

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *
10.20	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *
10.21	Executive Incentive Plan – filed herewith **
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
10.34

Third amendment to Employment Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated September 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2021)*

10.35

First amendment to Employment Agreement between PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated September 14, 2021 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2021)*

14	Code of Ethics, dated March 13, 2018 (incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2019)
21	List of subsidiaries of Codorus Valley Bancorp, Inc. – filed herewith.
23	Consent of Independent Registered Public Accounting Firm – filed herewith.
24	Power of Attorney – filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101

Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

**Portions of this exhibit which are not material have been omitted because they would likely cause competitive harm to the registrant if publicly disclosed.