Form 10-Q
period 2022-03-31
CODORUS VALLEY BANCORP INC
filed 2022-05-05
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 22, 2022, 9,528,122 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2022	2021
Assets
Interest bearing deposits with banks	$417,741	$525,644
Cash and due from banks	21,474	19,850
Total cash and cash equivalents	439,215	545,494
Securities, available-for-sale	302,383	254,285
Restricted investment in bank stocks, at cost	1,311	1,311
Loans held for sale	2,016	7,876
Loans (net of deferred fees of $3,865- 2022 and $4,368 - 2021)	1,528,496	1,529,751
Less-allowance for loan losses	(22,027)	(22,782)
Net loans	1,506,469	1,506,969
Premises and equipment, net	21,779	21,955
Operating leases right-of-use assets	3,584	1,697
Goodwill	2,301	2,301
Other assets	80,624	76,684
Total assets	$2,359,682	$2,418,572

Liabilities
Deposits
Noninterest bearing	$508,396	$524,609
Interest bearing	1,587,476	1,619,156
Total deposits	2,095,872	2,143,765
Short-term borrowings	10,778	10,761
Long-term debt	21,571	21,579
Subordinate debentures - face amount $31,000 (less discount and debt
issuance cost of $297 at March 31, 2022 and $317 at December 31, 2021)	30,703	30,683
Operating leases liabilities	3,738	1,803
Other liabilities	13,301	14,476
Total liabilities	2,175,963	2,223,067

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at March 31, 2022 and 0 at December 31, 2021	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,187 at March 31, 2022 and December 31, 2021; and shares
outstanding: 9,528,122 at March 31, 2022 and 9,472,404 at December 31, 2021	24,708	24,708
Additional paid-in capital	141,409	142,067
Retained earnings	39,401	37,769
Accumulated other comprehensive loss	(13,957)	(164)
Treasury stock shares outstanding, at cost: 355,065 shares at March 31, 2022
and 410,783 at December 31, 2021	(7,842)	(8,875)
Total shareholders' equity	183,719	195,505
Total liabilities and shareholders' equity	$2,359,682	$2,418,572

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2022	2021
Interest income
Loans, including fees	$15,681	$17,592
Investment securities:
Taxable	1,280	582
Tax-exempt	99	94
Dividends	9	26
Other	228	81
Total interest income	17,297	18,375
Interest expense
Deposits	1,062	2,220
Federal funds purchased and other short-term borrowings	10	8
Long-term debt	105	252
Subordinated debentures	419	418
Total interest expense	1,596	2,898
Net interest income	15,701	15,477
Provision for loan losses	1,027	1,231
Net interest income after provision for loan losses	14,674	14,246

Noninterest income
Trust and investment services fees	1,162	1,052
Income from mutual fund, annuity and insurance sales	330	300
Service charges on deposit accounts	1,282	1,221
Income from bank owned life insurance	311	270
Other income	419	563
Gain on sales of loans held for sale	358	1,050
Loss on sales of securities	0	(23)
Total noninterest income	3,862	4,433

Noninterest expense
Personnel	8,390	8,428
Occupancy of premises, net	979	973
Furniture and equipment	887	838
Professional and legal	859	351
Marketing	400	265
FDIC insurance	239	226
Debit card processing	382	280
Charitable donations	30	188
External data processing	821	820
PA shares tax	355	150
Impaired loan carrying costs	138	100
Other	1,196	1,087
Total noninterest expense	14,676	13,706
Income before income taxes	3,860	4,973
Provision for income taxes	807	1,073
Net income	$3,053	$3,900
Net income per share, basic	$0.32	$0.40
Net income per share, diluted	$0.32	$0.40

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Net income	$3,053	$3,900
Other comprehensive income:
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $3,666 and $561, respectively)	(13,793)	(2,111)
Reclassification adjustment for losses included in net income
(net of tax benefit of $0 and $5, respectively) (a) (b)	0	18
Net unrealized losses	(13,793)	(2,093)
Comprehensive (loss) income	$(10,740)	$1,807

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$3,053	$3,900
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	630	664
Net amortization of premiums on securities	230	295
Amortization of deferred loan origination fees and costs	(742)	(2,200)
Net amortization of operating lease right of use assets	173	147
Net amortization of finance lease right of use assets	12	12
Amortization of subordinated debentures issuance fees	20	20
Net change in operating lease liabilities	(126)	(150)
Provision for loan losses	1,027	1,231
Increase in bank owned life insurance	(311)	(270)
Originations of mortgage loans held for sale	(7,916)	(27,175)
Originations of SBA loans held for sale	(1)	(349)
Proceeds from sales of mortgage loans held for sale	8,743	31,216
Proceeds from sales of SBA loans held for sale	5,386	0
Gain on sales of mortgage loans held for sale	(210)	(1,050)
Gain on sales of SBA loans held for sale	(148)	0
Gain on disposal of premises and equipment	0	(6)
Loss on sales of securities, available-for-sale	0	23
Stock-based compensation	289	101
(Increase) decrease in interest receivable	(56)	262
Decrease (increase) in other assets	100	(205)
Increase in interest payable	330	349
(Decrease) increase in other liabilities	(1,506)	7,957
Net cash provided by operating activities	8,977	14,772
Cash flows from investing activities
Purchases of securities, available-for-sale	(77,952)	(123,921)
Maturities, repayments and calls of securities, available-for-sale	12,165	130,260
Sales of securities, available-for-sale	0	3,803
Net decrease in restricted investment in bank stock	0	315
Net decrease (increase) in loans made to customers	215	(32,445)
Purchases of premises and equipment	(466)	(276)
Net cash used in investing activities	(66,038)	(22,264)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(20,353)	106,330
Net decrease in time deposits	(27,540)	(5,806)
Net increase (decrease) in short-term borrowings	17	(797)
Net change in finance lease liabilities	(7)	(7)
Cash dividends paid to shareholders	(1,421)	(1,278)
Treasury stock reissuance	(947)	5
Payment of taxes related to stock withheld	(70)	(5)
Treasury stock repurchased	(34)	0
Proceeds from issuance of stock	1,137	161
Net cash (used in) provided by financing activities	(49,218)	98,603
Net (decrease) increase in cash and cash equivalents	(106,279)	91,111
Cash and cash equivalents at beginning of year	545,494	335,793
Cash and cash equivalents at end of period	$439,215	$426,904

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			3,053			3,053
Other comprehensive loss, net of tax				(13,793)		(13,793)
Cash dividends ($0.15 per share)			(1,421)			(1,421)
Stock-based compensation		289				289
Repurchased stock - 1,535 shares					(34)	(34)
Withheld stock - 3,177 shares					(70)	(70)
Issuance and reissuance of stock:
6,734 shares under the dividend reinvestment and stock purchase plan		20			126	146
3,137 shares under the employee stock option plan		(15)			59	44
50,559 shares of stock-based compensation awards		(952)			952	0
Balance, March 31, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			3,900			3,900
Other comprehensive loss, net of tax				(2,093)		(2,093)
Cash dividends ($0.13 per share)			(1,278)			(1,278)
Stock-based compensation		101				101
Withheld stock - 279 shares					(5)	(5)
Issuance and reissuance of stock:
7,175 shares under the dividend reinvestment and stock purchase plan	18	98				116
5,702 shares under the employee stock option plan	14	31			5	50
43,212 shares of stock-based compensation awards	108	(108)				0
Balance, March 31, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2021 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of March 31, 2022, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended March 31, 2022. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2022 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

While the Corporation continues to evaluate the disruption caused by the pandemic, these events may have a material adverse impact on the Corporation’s results of future operations, financial position, capital, and liquidity in fiscal year 2022. Further, a decrease in results of future operations may place a strain on the Corporation’s capital reserve ratios.

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

An allowance for loan losses is established for an impaired commercial loan if its carrying value exceeds its estimated fair value. For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals of the underlying collateral. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the most recent appraisal and the condition of the property. Appraisals are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property. For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Generally in instances when specific consumer related loans become impaired, they may be partially or fully charged off, which eliminates the need for a specific allowance.

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

Loan-Level Interest Rate Swaps

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at March 31, 2022 and December 31, 2021 consisted of one retail banking property scheduled to be closed the second quarter of 2022, totaling $567,000 and is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2022 and December 31, 2021 there was no foreclosed real estate. As of March 31, 2022, there were no consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $102,000 as of December 31, 2021.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At March 31, 2022, the balance of residential mortgage loans serviced for third parties was $62,207,000 compared to $66,885,000 at December 31, 2021.

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Amortized cost:
Balance at beginning of period	$380	$511
Originations of mortgage servicing rights	5	16
Amortization expense	(40)	(91)
Valuation allowance	0	88
Balance at end of period	$345	$524

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2022	2021
Net income	$3,053	$3,900

Weighted average shares outstanding (basic)	9,486	9,842
Effect of dilutive stock options	31	25
Weighted average shares outstanding (diluted)	9,517	9,867

Basic earnings per share	$0.32	$0.40
Diluted earnings per share	$0.32	$0.40

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Cash paid during the period for:
Income taxes	$260	$0
Interest	$1,265	$2,549

Noncash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$2,061	$0
Initial recognition of operating lease liabilities	$2,061	$0

Recent Accounting Pronouncements

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard was delayed and is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is working with a selected third-party vendor solution to assist with the application of ASU 2016-013 and finalizing the loss estimation models to be used. As the loss estimation models and data goverance documentation is finalized, a third party will be contracted to perform a model validation prior to adoption. While the Corporation anticipates the allowance for loan losses will increase under its current assumptions, it expects the impact of adopting ASU 2016-013 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. ASU 2022-02 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Note 2 – Securities

A summary of securities available-for-sale at March 31, 2022 and December 31, 2021 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. Corporates include subordinated debt issued by domestic community banks. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2022, 80.5 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.2 million. At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2022
Debt securities:
U.S. agency	$10,500	$0	$(548)	$9,952
U.S. agency mortgage-backed, residential	235,672	314	(12,803)	223,183
State and municipal	37,003	73	(3,425)	33,651
Corporates	36,875	25	(1,303)	35,597
Total debt securities	$320,050	$412	$(18,079)	$302,383
December 31, 2021
Debt securities:
U.S. agency	$3,500	$0	$(104)	$3,396
U.S. agency mortgage-backed, residential	181,783	2,148	(1,996)	181,935
State and municipal	36,319	250	(413)	36,156
Corporates	32,891	166	(259)	32,798
Total debt securities	$254,493	$2,564	$(2,772)	$254,285

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Proceeds	$0	$3,803
Gross gains	0	24
Gross losses	0	(47)
Tax benefit	0	5

The amortized cost and estimated fair value of debt securities at March 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,261	$1,263
Due after one year through five years	96,982	93,512
Due after five years through ten years	164,272	153,923
Due after ten years	57,535	53,685
Total debt securities	$320,050	$302,383

Investment securities having a carrying value of $198,338,000 and $184,938,000 on March 31, 2022 and December 31, 2021, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2022
Debt securities:
U.S. agency	7	$8,178	$(322)	1	$1,774	$(226)	8	$9,952	$(548)
U.S. agency mortgage-backed, residential	131	181,519	(10,694)	10	19,417	(2,109)	141	200,936	(12,803)
State and municipal	27	17,694	(1,829)	10	11,383	(1,596)	37	29,077	(3,425)
Corporates	26	30,808	(1,273)	1	470	(30)	27	31,278	(1,303)
Total temporarily impaired debt
securities, available-for-sale	191	$238,199	$(14,118)	22	$33,044	$(3,961)	213	$271,243	$(18,079)
December 31, 2021
Debt securities:
U.S. agency	2	$3,396	$(104)	0	$0	$0	2	$3,396	$(104)
U.S. agency mortgage-backed, residential	62	112,395	(1,665)	5	12,373	(331)	67	124,768	(1,996)
State and municipal	22	20,481	(355)	2	2,749	(58)	24	23,230	(413)
Corporates	13	15,737	(244)	1	485	(15)	14	16,222	(259)
Total temporarily impaired debt
securities, available-for-sale	99	$152,009	$(2,368)	8	$15,607	$(404)	107	$167,616	$(2,772)

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

The Corporation believes that unrealized losses at March 31, 2022 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2022 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2022 and December 31, 2021, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2022 and 2021. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2022 and 2021.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2022 and December 31, 2021. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2022	Loans	2021	Loans
Builder & developer	$155,832	10.2	$156,462	10.2
Commercial real estate investor	330,601	21.6	322,887	21.1
Residential real estate investor	229,760	15.0	227,017	14.8
Hotel/Motel	70,010	4.6	70,254	4.6
Wholesale & retail	76,122	5.0	76,340	5.0
Manufacturing	84,424	5.5	72,720	4.8
Agriculture	96,365	6.3	95,317	6.2
Service	70,384	4.6	65,163	4.3
Other	192,428	12.6	222,179	14.5
Total commercial related loans	1,305,926	85.4	1,308,339	85.5
Residential mortgages	106,302	7.0	103,741	6.8
Home equity	93,859	6.1	94,842	6.2
Other	22,409	1.5	22,829	1.5
Total consumer related loans	222,570	14.6	221,412	14.5
Total loans	$1,528,496	100.0	$1,529,751	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer and residential mortgage loans, the bank follows the Uniform Retail Credit Classification guidance. Commercial loans up to $500,000 may be scored using a third-party credit scoring software model for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings within the Watch, Criticized and Classified categories are generally performed by the Watch and Special Asset Committees, which includes senior management. The Committees, which typically meet at least quarterly, make changes, as appropriate, to these risk ratings. In addition to review by the Committees, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. Primary loan officers may recommend a change to a risk rating and internal loan review officers may downgrade existing loans, except to non-accrual status. Only the President/CEO or CFO may approve a downgrade of a loan to non-accrual status. The Special Asset Committee or President/CEO may upgrade a loan that is criticized or classified.

The Corporation uses eleven risk ratings to grade commercial loans. The first six ratings are considered “pass” ratings. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current sound worth or paying capacity of the obligor, or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to potential loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at March 31, 2022 and December 31, 2021.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2022
Builder & developer	$143,088	$5,716	$6,222	$806	$155,832
Commercial real estate investor	325,943	920	1,029	2,709	330,601
Residential real estate investor	228,262	941	394	163	229,760
Hotel/Motel	53,058	0	4,877	12,075	70,010
Wholesale & retail	73,691	335	2,096	0	76,122
Manufacturing	75,112	0	4,573	4,739	84,424
Agriculture	78,018	15,225	712	2,410	96,365
Service	62,991	400	6,022	971	70,384
Other	172,909	1,346	13,537	4,636	192,428
Total commercial related loans	1,213,072	24,883	39,462	28,509	1,305,926
Residential mortgage	104,350	0	772	1,180	106,302
Home equity	93,400	0	0	459	93,859
Other	22,318	0	0	91	22,409
Total consumer related loans	220,068	0	772	1,730	222,570
Total loans	$1,433,140	$24,883	$40,234	$30,239	$1,528,496

December 31, 2021
Builder & developer	$142,983	$6,016	$6,656	$807	$156,462
Commercial real estate investor	316,976	929	1,039	3,943	322,887
Residential real estate investor	226,126	0	611	280	227,017
Hotel/Motel	40,789	0	17,273	12,192	70,254
Wholesale & retail	73,821	1,346	1,173	0	76,340
Manufacturing	67,544	0	51	5,125	72,720
Agriculture	90,226	80	714	4,297	95,317
Service	57,667	404	6,121	971	65,163
Other	201,226	1,384	14,197	5,372	222,179
Total commercial related loans	1,217,358	10,159	47,835	32,987	1,308,339
Residential mortgage	103,669	0	10	62	103,741
Home equity	94,358	47	0	437	94,842
Other	22,733	0	0	96	22,829
Total consumer related loans	220,760	47	10	595	221,412
Total loans	$1,438,118	$10,206	$47,845	$33,582	$1,529,751

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2022 and December 31, 2021. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2022
Builder & developer	$988	$1,075	$0	$0	$0	$988	$1,075
Commercial real estate investor	3,428	4,678	0	0	0	3,428	4,678
Residential real estate investor	163	321	0	0	0	163	321
Hotel/Motel	12,075	12,734	0	0	0	12,075	12,734
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	4,739	5,159	0	0	0	4,739	5,159
Agriculture	2,410	2,834	0	0	0	2,410	2,834
Service	0	0	971	1,061	377	971	1,061
Other commercial	361	413	4,275	5,095	2,618	4,636	5,508
Total impaired commercial related loans	24,164	27,214	5,246	6,156	2,995	29,410	33,370
Residential mortgage	62	63	1,118	1,118	166	1,180	1,181
Home equity	459	520	0	0	0	459	520
Other consumer	91	101	0	0	0	91	101
Total impaired consumer related loans	612	684	1,118	1,118	166	1,730	1,802
Total impaired loans	$24,776	$27,898	$6,364	$7,274	$3,161	$31,140	$35,172

December 31, 2021
Builder & developer	$991	$1,078	$0	$0	$0	$991	$1,078
Commercial real estate investor	2,834	2,854	1,878	1,878	1,464	4,712	4,732
Residential real estate investor	280	438	0	0	0	280	438
Hotel/Motel	12,192	12,754	0	0	0	12,192	12,754
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	5,125	5,501	0	0	0	5,125	5,501
Agriculture	2,709	2,893	1,588	1,784	467	4,297	4,677
Service	0	0	971	1,061	377	971	1,061
Other commercial	3,622	4,376	1,750	2,389	1,750	5,372	6,765
Total impaired commercial related loans	27,753	29,894	6,187	7,112	4,058	33,940	37,006
Residential mortgage	62	64	0	0	0	62	64
Home equity	437	474	0	0	0	437	474
Other consumer	96	104	0	0	0	96	104
Total impaired consumer related loans	595	642	0	0	0	595	642
Total impaired loans	$28,348	$30,536	$6,187	$7,112	$4,058	$34,535	$37,648

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2022 and 2021. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended March 31, 2022
Builder & developer	$990	$0	$0	$0	$990	$0
Commercial real estate investor	3,131	0	939	0	4,070	0
Residential real estate investor	221	23	0	0	221	23
Hotel/Motel	12,134	0	0	0	12,134	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,932	21	0	0	4,932	21
Agriculture	2,559	186	794	0	3,353	186
Service	0	0	971	0	971	0
Other commercial	1,992	115	3,012	0	5,004	115
Total impaired commercial related loans	25,959	345	5,716	0	31,675	345
Residential mortgage	63	0	559	0	622	0
Home equity	448	0	0	0	448	0
Other consumer	93	0	0	0	93	0
Total impaired consumer related loans	604	0	559	0	1,163	0
Total impaired loans	$26,563	$345	$6,275	$0	$32,838	$345

Three months ended March 31, 2021
Builder & developer	$796	$0	$0	$0	$796	$0
Commercial real estate investor	1,136	11	0	0	1,136	11
Residential real estate investor	618	0	2,216	0	2,834	0
Hotel/Motel	12,461	0	0	0	12,461	0
Wholesale & retail	236	1	0	0	236	1
Manufacturing	7,651	0	0	0	7,651	0
Agriculture	2,147	37	1,119	0	3,266	37
Service	971	0	0	0	971	0
Other commercial	6,130	0	3,851	0	9,981	0
Total impaired commercial related loans	32,146	49	7,186	0	39,332	49
Residential mortgage	76	0	0	0	76	0
Home equity	643	0	0	0	643	0
Other consumer	274	3	0	0	274	3
Total impaired consumer related loans	993	3	0	0	993	3
Total impaired loans	$33,139	$52	$7,186	$0	$40,325	$52

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2022 and December 31, 2021.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2022
Builder & developer	$0	$0	$0	$806	$806	$155,026	$155,832
Commercial real estate investor	0	0	0	2,709	2,709	327,892	330,601
Residential real estate investor	157	0	0	163	320	229,440	229,760
Hotel/Motel	0	0	0	12,075	12,075	57,935	70,010
Wholesale & retail	0	0	0	0	0	76,122	76,122
Manufacturing	0	0	0	4,739	4,739	79,685	84,424
Agriculture	0	0	324	2,410	2,734	93,631	96,365
Service	0	1,185	0	971	2,156	68,228	70,384
Other	1,479	0	0	4,636	6,115	186,313	192,428
Total commercial related loans	1,636	1,185	324	28,509	31,654	1,274,272	1,305,926
Residential mortgage	683	228	0	1,180	2,091	104,211	106,302
Home equity	190	0	0	459	649	93,210	93,859
Other	3,213	0	0	91	3,304	19,105	22,409
Total consumer related loans	4,086	228	0	1,730	6,044	216,526	222,570
Total loans	$5,722	$1,413	$324	$30,239	$37,698	$1,490,798	$1,528,496

December 31, 2021
Builder & developer	$0	$0	$0	$807	$807	$155,655	$156,462
Commercial real estate investor	0	812	0	3,943	4,755	318,132	322,887
Residential real estate investor	0	0	0	280	280	226,737	227,017
Hotel/Motel	0	0	0	12,192	12,192	58,062	70,254
Wholesale & retail	0	183	0	0	183	76,157	76,340
Manufacturing	0	0	0	5,125	5,125	67,595	72,720
Agriculture	0	0	324	4,297	4,621	90,696	95,317
Service	0	0	0	971	971	64,192	65,163
Other	9	34	0	5,372	5,415	216,764	222,179
Total commercial related loans	9	1,029	324	32,987	34,349	1,273,990	1,308,339
Residential mortgage	0	308	0	62	370	103,371	103,741
Home equity	193	0	0	437	630	94,212	94,842
Other	5,869	132	0	96	6,097	16,732	22,829
Total consumer related loans	6,062	440	0	595	7,097	214,315	221,412
Total loans	$6,071	$1,469	$324	$33,582	$41,446	$1,488,305	$1,529,751

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $15,954,000 at March 31, 2022 and $954,000 at December 31, 2021. There was a $1,901,000 allowance allocated to TDRs at March 31, 2022 and none at December 31, 2021. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

As of March 31, 2022, there are no modifications for consumer loans, one mortgage loan totaling approximately $641,000 and five commercial loans totaling approximately $33,527,000 under the CARES Act, which are not considered TDRs. As of March 31, 2021, there were no modifications for consumer loans, five mortage loans totaling approximately $2,060,000 and 38 commercial loans totaling approximately $86,091,000 under the CARES Act, which are not considered TDRs.

The below table shows loans whose terms have been modified under TDRs during the three months ended March 31, 2022 and 2021. TDR concessions include maturity extensions, below market interest rates relative to new debt with similar risk and interest or principal forgiveness. One commercial relationship included principal forgiveness of $1,329,000, which was recognized in the prior period, in accordance with a bankruptcy court order. One of the loans modified in March 2022 is not performing under their modified terms. There were no defaults for the three months ended March 31, 2022 and March 31, 2021 for TDRs entered into during the previous 12 month period.

	TDR Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

March 31, 2022
Commercial related loans nonaccrual	2	$15,093	$13,764	$12,014
Consumer related loans accruing	1	$134	$134	$133
Consumer related loans nonaccrual	1	$1,053	$1,118	$952

March 31, 2021
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2022 and 2021.

	Allowance for Loan Losses
	January 1, 2022				March 31, 2022
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,408	$0	$0	$(133)	$2,275
Commercial real estate investor	5,647	(1,227)	0	662	5,082
Residential real estate investor	3,493	0	6	(297)	3,202
Hotel/Motel	968	0	0	(403)	565
Wholesale & retail	1,989	0	0	(6)	1,983
Manufacturing	883	0	0	116	999
Agriculture	1,307	(535)	0	433	1,205
Service	981	0	0	(5)	976
Other commercial	4,656	(3)	19	440	5,112
Total commercial related loans	22,332	(1,765)	25	807	21,399
Residential mortgage	186	0	0	177	363
Home equity	191	(45)	1	43	190
Other consumer	74	(2)	4	(3)	73
Total consumer related loans	451	(47)	5	217	626
Unallocated	(1)	0	0	3	2
Total	$22,782	$(1,812)	$30	$1,027	$22,027

	Allowance for Loan Losses
	January 1, 2021				March 31, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$0	$32	$2,066
Commercial real estate investor	3,177	0	0	233	3,410
Residential real estate investor	3,944	(50)	4	111	4,009
Hotel/Motel	1,440	0	0	208	1,648
Wholesale & retail	2,416	0	0	(305)	2,111
Manufacturing	840	0	0	(65)	775
Agriculture	1,288	0	0	163	1,451
Service	457	0	0	281	738
Other commercial	5,002	(42)	1	603	5,564
Total commercial related loans	20,598	(92)	5	1,261	21,772
Residential mortgage	256	0	0	0	256
Home equity	287	(5)	2	(2)	282
Other consumer	101	(7)	13	(9)	98
Total consumer related loans	644	(12)	15	(11)	636
Unallocated	22	0	0	(19)	3
Total	$21,264	$(104)	$20	$1,231	$22,411

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for March 31, 2022 and December 31, 2021.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2022
Builder & developer	$0	$2,275	$2,275	$988	$154,844	$155,832
Commercial real estate investor	0	5,082	5,082	3,428	327,173	330,601
Residential real estate investor	0	3,202	3,202	163	229,597	229,760
Hotel/Motel	0	565	565	12,075	57,935	70,010
Wholesale & retail	0	1,983	1,983	0	76,122	76,122
Manufacturing	0	999	999	4,739	79,685	84,424
Agriculture	0	1,205	1,205	2,410	93,955	96,365
Service	377	599	976	971	69,413	70,384
Other commercial	2,618	2,494	5,112	4,636	187,792	192,428
Total commercial related	2,995	18,404	21,399	29,410	1,276,516	1,305,926
Residential mortgage	166	197	363	1,180	105,122	106,302
Home equity	0	190	190	459	93,400	93,859
Other consumer	0	73	73	91	22,318	22,409
Total consumer related	166	460	626	1,730	220,840	222,570
Unallocated	0	2	2	0	0	0
Total	$3,161	$18,866	$22,027	$31,140	$1,497,356	$1,528,496

December 31, 2021
Builder & developer	$0	$2,408	$2,408	$991	$155,471	$156,462
Commercial real estate investor	1,464	4,183	5,647	4,712	318,175	322,887
Residential real estate investor	0	3,493	3,493	280	226,737	227,017
Hotel/Motel	0	968	968	12,192	58,062	70,254
Wholesale & retail	0	1,989	1,989	0	76,340	76,340
Manufacturing	0	883	883	5,125	67,595	72,720
Agriculture	467	840	1,307	4,297	91,020	95,317
Service	377	604	981	971	64,192	65,163
Other commercial	1,750	2,906	4,656	5,372	216,807	222,179
Total commercial related	4,058	18,274	22,332	33,940	1,274,399	1,308,339
Residential mortgage	0	186	186	62	103,679	103,741
Home equity	0	191	191	437	94,405	94,842
Other consumer	0	74	74	96	22,733	22,829
Total consumer related	0	451	451	595	220,817	221,412
Unallocated	0	(1)	(1)	0	0	0
Total	$4,058	$18,724	$22,782	$34,535	$1,495,216	$1,529,751

Note 6—Deposits

The composition of deposits as of March 31, 2022 and December 31, 2021 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $59,000 at March 31, 2022, compared to $55,000 at December 31, 2021.

	March 31,	December 31,
(dollars in thousands)	2022	2021
Noninterest bearing demand	$508,396	$524,609
Interest bearing demand	264,049	261,945
Money market	726,245	744,224
Savings	163,005	151,272
Time deposits less than $100	235,593	247,398
Time deposits $100 to $250	138,794	151,377
Time deposits $250 or more	59,790	62,940
Total deposits	$2,095,872	$2,143,765

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2022, the balance of securities sold under agreements to repurchase was $10,778,000 compared to $10,761,000 at December 31, 2021. At March 31, 2022 and December 31, 2021, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of March 31, 2022 and December 31, 2021. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	March 31,	December 31,
(dollars in thousands)	2022	2021
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	$10,000	$10,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.85%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.78% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,703	30,683
Total junior subordinated debt	$41,013	$40,993
Lease obligations included in long-term debt:
Finance lease liabilities	1,261	1,269
Total long-term debt	$52,274	$52,262

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Operating lease cost	$196	$169

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	12	12
Total finance lease cost	$24	$24

Total lease cost	$220	$193

Supplemental cash flow information related to leases was as follows:

	Three months ended
	March 31,
	2022	2021
Operating cash flows from operating leases	$148	$173
Operating cash flows from financing leases	12	12
Financing cash flows from financing leases	7	7

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,061	0
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
Assets:
Operating leases right-of-use assets	$3,584	$1,697
Finance leases assets	1,029	1,041
Total lease assets	$4,613	$2,738

Liabilities:
Operating	$3,738	$1,803
Financing	1,261	1,269
Total lease liabilities	$4,999	$3,072

Weighted Average Remaining Lease Term (years)
Operating leases	7.3	4.3
Finance leases	21.9	22.2

Weighted Average Discount Rate
Operating leases	2.19%	2.58%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of March 31, 2022 and December 31, 2021 were as follows:

(dollars in thousands:)	March 31, 2022
Year Ending December 31,	Operating Leases	Finance Leases
2022	$591	$56
2023	701	75
2024	638	75
2025	417	79
2026	324	80
Thereafter	1,350	1,508
Total lease payments	4,021	1,873
Less imputed interest	(283)	(612)
Total	$3,738	$1,261

(dollars in thousands:)	December 31, 2021
Year Ending December 31,	Operating Leases	Finance Leases
2022	$558	$75
2023	463	75
2024	400	75
2025	179	79
2026	86	80
Thereafter	221	1,509
Total lease payments	1,907	1,893
Less imputed interest	(104)	(624)
Total	$1,803	$1,269

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

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of March 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below.

			Minimum for Basel III		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2022
Capital ratios:
Common equity Tier 1	$195,149	11.93%	$114,529	7.00%	$	n/a	n/a	%
Tier 1 risk based	205,149	12.54	139,071	8.50		n/a	n/a
Total risk based	256,323	15.67	171,794	10.50		n/a	n/a
Leverage	205,149	8.60	95,458	4.00		n/a	n/a

at December 31, 2021
Capital ratios:
Common equity Tier 1	$193,142	12.11%	$111,612	7.00%	$	n/a	n/a	%
Tier 1 risk based	203,142	12.74	135,529	8.50		n/a	n/a
Total risk based	253,791	15.92	167,418	10.50		n/a	n/a
Leverage	203,142	8.59	94,596	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2022
Capital ratios:
Common equity Tier 1	$232,928	14.27%	$114,295	7.00%		$106,131	6.50%
Tier 1 risk based	232,928	14.27	138,787	8.50		130,623	8.00
Total risk based	253,358	15.52	163,279	10.00		163,279	10.00
Leverage	232,928	9.77	95,330	4.00		119,162	5.00

at December 31, 2021
Capital ratios:
Common equity Tier 1	$230,162	14.47%	$111,348	7.00%		$103,395	6.50%
Tier 1 risk based	230,162	14.47	135,208	8.50		127,255	8.00
Total risk based	250,081	15.72	167,022	10.50		159,069	10.00
Leverage	230,162	9.75	94,457	4.00		118,071	5.00

 (1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2021. Under the approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation progam. The program was successfully completed in August 2021, after the Corporation purchased 242,148 shares at an average price of $20.29 for a total of $4,912,000.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in August 2021. Under the approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outsanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be avaiblable for use and reissuance for the purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was successfully completed in January 2022, after the Corporation purchased 224,821 shares at an average price of $22.24 for a total of $5,000,000.

The Corporation’s Board of Directors approved a new Repurchase Program (“Program”) in January 2022. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during the quarter ended March 31, 2022.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $15,531,000 of standby letters of credit outstanding on March 31, 2022, compared to $14,688,000 on December 31, 2021. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2022 and December 31, 2021, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2022
Securities available-for-sale:
U.S. agency	$9,952	$0	$9,952	$0
U.S. agency mortgage-backed, residential	223,183	0	223,183	0
State and municipal	33,651	0	33,651	0
Corporates	35,597	0	35,597	0
Other assets:
Loan-level interest rate swaps	(3)	0	(3)	0

December 31, 2021
Securities available-for-sale:
U.S. agency	$3,396	$0	$3,396	$0
U.S. agency mortgage-backed, residential	181,935	0	181,935	0
State and municipal	36,156	0	36,156	0
Corporates	32,798	0	32,798	0
Other assets:
Loan-level interest rate swaps	(51)	0	(51)	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At March 31, 2022, the fair value of impaired loans with a valuation allowance or partial charge-off was $5,159,000, net of valuation allowances of $3,161,000 and partial charge-offs of $1,589,000.  At December 31, 2021 the fair value of impaired loans with a valuation allowance or charge-off was $3,142,000, net of valuation allowances of $4,058,000 and charge-offs of $957,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2022 and December 31, 2021, there were no foreclosed real estate assets with a valuation allowance or write-down.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2022
Impaired builder & developer loans	$181	$0	$0	$181
Impaired residential real estate investor loans	52	0	0	52
Impaired commercial real estate loans	651	0	0	651
Impaired agriculture loans	1,042	0	0	1,042
Impaired service loans	594	0	0	594
Impaired other commercial loans	1,657	0	0	1,657
Impaired home equity loans	29	29	0	0
Impaired residential mortgage loans	952	0	0	952
Mortgage servicing rights	345	0	0	345

December 31, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	89	0	0	89
Impaired commercial real estate loans	414	0	0	414
Impaired agriculture loans	1,121	0	0	1,121
Impaired service loans	594	0	0	594
Impaired other loans	700	0	0	700
Mortgage servicing rights	380	0	0	380

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2022
Impaired builder & developer loans	$181	Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired residential real estate investor loans	52	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired commercial real estate loans	651	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired agriculture loans	1,042	Appraisal (1)	Appraisal adjustments (2)	15% -20%	18%
Impaired service loans	594	Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired other commercial loans	1,657	Appraisal (1)	Appraisal adjustments (2)	15% -50%	20%
Impaired residential mortgage loans	952	Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Mortgage Servicing Rights	345	Multiple of annual service fee	Estimated prepayment speed based on rate and term	9.8% - 9.8%	9.8%

December 31, 2021
Impaired builder & developer loans	$224	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired residential real estate investor loans	89	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired commercial real estate	414	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired agriculture loans	1,121	Appraisal (1)	Appraisal adjustments (2)	15% - 20%	18%
Impaired service loans	594	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired other loans	700	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Mortgage servicing rights	380	Multiple of annual service fee	Estimated prepayment speed based on rate and term	14.9% - 14.9%	14.9%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2022 and December 31, 2021.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2022
Financial assets
Cash and cash equivalents	$439,215	$439,215	$439,215	$0	$0
Securities available-for-sale	302,383	302,383	0	302,383	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	2,016	2,173	0	2,173	0
Loans, net	1,506,469	1,472,936	0	0	1,472,936
Interest receivable	4,618	4,618	0	1,006	3,612

Financial liabilities
Deposits	$2,095,872	$2,090,309	$0	$2,090,309	$0
Short-term borrowings	10,778	10,778	0	10,778	0
Long-term debt (1)	20,310	18,921	0	10,039	8,882
Subordinated debentures	30,708	31,660	0	31,660	0
Interest payable	545	545	0	545	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2021
Financial assets
Cash and cash equivalents	$545,494	$545,494	$545,494	$0	$0
Securities available-for-sale	254,285	254,285	0	254,285	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	7,876	8,271	0	8,271	0
Loans, net	1,506,969	1,498,388	0	0	1,498,388
Interest receivable	4,562	4,562	0	752	3,810

Financial liabilities
Deposits	$2,143,765	$2,143,187	$0	$2,143,187	$0
Short-term borrowings	10,761	10,761	0	10,761	0
Long-term debt (1)	20,310	18,999	0	10,109	8,890
Subordinated debentures	30,683	32,578	0	32,578	0
Interest payable	216	216	0	216	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
March 31, 2022
Repurchase Agreements	$10,778	$0	$10,778	$(10,988)	$0	$0	$(210)

December 31, 2021
Repurchase Agreements	$10,761	$0	$10,761	$(12,268)	$0	$0	$(1,507)

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

The fair value, notational amount, and collateral posted related to loan-level interest rate swaps are presented below:

(dollars in thousands)	March 31, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$(3)	$(51)
Notional Amount	6,955	7,266
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of March 31, 2022 and December 31, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

(b)No cash collateral was posted as of March 31, 2022 and December 31, 2021.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	March 31, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$(3)	$(51)
Gross amounts offset	(3)	(51)
Net amounts preseneted in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

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

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses which requires management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2021.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

The schedule below presents selected performance metrics for the first quarter of both 2022 and 2021.

	Three months ended
	March 31,
	2022	2021
Basic earnings per share	$0.32	$0.40
Diluted earnings per share	$0.32	$0.40
Cash dividend payout ratio	46.54%	32.75%
Return on average assets	0.51%	0.71%
Return on average equity	6.33%	7.96%
Net interest margin (tax equivalent basis)	2.79%	3.04%
Net overhead ratio	1.81%	1.69%
Efficiency ratio	74.51%	68.36%
Average equity to average assets	8.09%	8.97%

The Corporation’s net income (earnings) was $3,053,000 for the quarter ended March 31, 2022, as compared to $3,900,000 for the quarter ended March 31, 2021, a decrease of $847,000 or 22 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2022 was $15,701,000, an increase of $224,000 or 1 percent compared to net interest income of $15,477,000 for the first quarter 2021.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 2.79 percent for the first quarter 2022 compared to 3.04 percent for the first quarter 2021. The net interest margin contraction was a result of higher levels of interest bearing deposits with banks and lower volume and lower interest rates on loans, partially offset by lower volume of long-term debt and lower rates on interest bearing demand and time deposits.

Total interest income for the first quarter 2022 totaled $17,297,000, a decrease of $1,078,000 or 6 percent below the amount of total interest income for the first quarter 2021. The change was primarily a result of lower volume of commercial loans.

Interest and dividend income on investments increased $686,000 or 98 percent in the first quarter 2022 compared to the same period in 2021. The average balance of the investment securities portfolio increased $111,777,000 or 65 percent when comparing the first quarter 2022 to the same period in 2021. The tax-equivalent yield on investments for the first quarter 2022 was 2.03 percent or 31 basis points higher than the 1.72 percent realized in the first quarter 2021.

Interest income on loans decreased $1,911,000 or 11 percent in the first quarter 2022 compared to the same period in 2021. The average balance of outstanding loans, primarily commercial loans, decreased approximately $50,680,000 or 3 percent comparing the first quarter 2022 to the same period in 2021. Lower average balances on the loan portfolio and lower fees recognized due to PPP loan forgiveness were the primary drivers of the decrease in interest income on loans. The tax-equivalent yield on loans for the first quarter 2022 was 4.17 percent or 36 basis points lower than the 4.53 percent experienced in the first quarter 2021.

Total interest expense for the first quarter 2022 was $1,596,000, a decrease of $1,302,000 or 45 percent as compared to total interest expense of $2,898,000 for the first quarter 2021. The change was primarily the result of a decrease in the cost of interest bearing demand and time deposits.

Interest expense on deposits decreased $1,158,000 or 52 percent in the first quarter 2022 compared to the same period in 2021. The average rate paid on interest bearing deposits was 0.27 percent in the first quarter 2022 or 35 basis points lower than the average rate paid of 0.62 percent in the first quarter 2021. The average balance of interest bearing deposits for the first quarter 2022 increased by $143,345,000 or 10 percent compared to the first quarter 2021. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first quarter 2022 increasing 21 percent to $511,170,000 as compared to $423,830,000 for the first quarter 2021. The increase was primarily related to deposits associated with new commercial client relationships.

For the first quarter 2022 interest expense on borrowings (long-term debt and subordinated debentures) decreased $144,000 or 21 percent compared to the first quarter 2021. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $9,967,000 for the first quarter 2022, compared to an average balance of $7,735,000 for the first quarter 2021. The rate on average short-term borrowings for the first quarter 2022 was 0.41 percent, a decrease as compared to a rate of 0.42 percent for the first quarter 2021. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and subordinated debentures issued in December 2020 by the Corporation, averaged $54,059,000 for the first quarter 2022 and $79,659,000 for the first quarter 2021. The decrease was attributable to FHLBP advances totaling $25,000,000 which matured and were repaid in the second quarter of 2021. For the first quarter 2022, the rate on average long-term borrowings was 3.93 percent, an increase of 52 basis points as compared to a rate of 3.41 percent for the first quarter 2021. The increase was related to the rate on subordinated debentures issued in December 2020.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$483,553	$228	0.19%	$325,193	$81	0.10%
Investment securities:
Taxable	258,112	1,289	2.03	151,517	608	1.63
Tax-exempt	24,583	124	2.05	19,401	118	2.47
Total investment securities	282,695	1,413	2.03	170,918	726	1.72

Loans:
Taxable (1)	1,516,145	15,594	4.17	1,567,817	17,515	4.53
Tax-exempt	10,891	111	4.13	9,899	97	3.97
Total loans	1,527,036	15,705	4.17	1,577,716	17,612	4.53
Total earning assets	2,293,284	17,346	3.07	2,073,827	18,419	3.60
Other assets (2)	92,129			111,868
Total assets	$2,385,413			$2,185,695
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$997,383	$331	0.13%	$814,058	$430	0.21%
Savings	155,982	12	0.03	117,627	15	0.05
Time	451,131	719	0.65	529,466	1,775	1.36
Total interest bearing deposits	1,604,496	1,062	0.27	1,461,151	2,220	0.62
Short-term borrowings	9,967	10	0.41	7,735	8	0.42
Long-term debt	54,059	524	3.93	79,659	670	3.41
Total interest bearing liabilities	1,668,522	1,596	0.39	1,548,545	2,898	0.76

Noninterest bearing deposits	511,170			423,830
Other liabilities	12,755			17,340
Shareholders' equity	192,966			195,980

Total liabilities and
shareholders' equity	$2,385,413			$2,185,695
Net interest income (tax equivalent basis)		$15,750			$15,521
Net interest margin (3)			2.79%			3.04%
Tax equivalent adjustment		(49)			(44)
Net interest income		$15,701			$15,477

(1)Average balance includes average nonaccrual loans of $32,036,000 for 2022 and $37,711,000 for 2021.

Interest includes net loan fees of $1,429,000 for 2022 and $2,705,000 for 2021.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2022 vs. 2021
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$40	$107	$147
Investment securities:
Taxable	531	150	681
Tax-exempt	32	(26)	6
Loans:
Taxable	(1,833)	(88)	(1,921)
Tax-exempt	10	4	14
Total interest income	(1,220)	147	(1,073)
Interest Expense
Deposits:
Interest bearing demand	99	(198)	(99)
Savings	5	(8)	(3)
Time	(262)	(794)	(1,056)
Short-term borrowings	2	0	2
Long-term debt	(166)	20	(146)
Total interest expense	(322)	(980)	(1,302)
Net interest income (tax equivalent basis)	$(898)	$1,127	$229

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the first quarter 2022 was $1,027,000, a $204,000 decrease as compared to $1,231,000 provision for the first quarter 2021. The decreased provision expense in the first quarter 2022 was the result of a reduction of qualitative factors influenced by COVID-19 in the prior period. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance as a percentage of total loans was 1.44 percent at March 31, 2022, as compared to 1.49 percent at December 31, 2021 and 1.42 percent at March 31, 2021.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 44.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter 2022, compared to the first quarter 2021.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Trust and investment services fees	$1,162	$1,052	$110	10%
Income from mutual fund, annuity and insurance sales	330	300	30	10
Service charges on deposit accounts	1,282	1,221	61	5
Income from bank owned life insurance	311	270	41	15
Other income	419	563	(144)	(26)
Gain on sales of loans held for sale	358	1,050	(692)	(66)
Loss on sales of securities	0	(23)	23	100
Total noninterest income	$3,862	$4,433	$(571)	(13)%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—The $41,000 or 15 percent increase in income from bank owned life insurance is due to the purchase of additional bank owned life insurance in the second quarter 2021.

Other income—The $144,000 or 26 percent decrease in other income is primarily due to lower swap referral fees during the first quarter 2022 compared to the first quarter 2021.

Gain on sales of loans held for sale—The $692,000 or 66 percent decrease in gain on sales of loans was due to the sale of a smaller volume of mortgage loans to the secondary market during the first quarter 2022 compared to the first quarter 2021.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter 2022, compared to the first quarter 2021.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Personnel	$8,390	$8,428	$(38)	(0)%
Occupancy of premises, net	979	973	6	1
Furniture and equipment	887	838	49	6
Professional and legal	859	351	508	145
Marketing	400	265	135	51
FDIC insurance	239	226	13	6
Debit card processing	382	280	102	36
Charitable donations	30	188	(158)	(84)
External data processing	821	820	1	0
PA shares tax	355	150	205	137
Impaired loan carrying costs	138	100	38	38
Other	1,196	1,087	109	10
Total noninterest expense	$14,676	$13,706	$970	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Professional and legal—The $508,000 or 145 percent increase in professional and legal expense is attributed to corporate matters in the current period.

Marketing—The $135,000 or 51 percent increase in marketing expense is attributed primarily to marketing campaigns related to the new Hunt Valley Connections Center in the current period.

Debit card processing—The $102,000 or 36 percent increase in debit card processing expense is attributed to the growth of retail clients and increased usage of electronic methods to access deposits.

Charitable donations—The $158,000 or 84 percent decrease in charitable donations expense is attributed to timing of charitable donations in 2022 compared to the prior period. Charitable donations that occurred in the first quarter 2021 are expected to occur during the second quarter 2022.

PA shares tax—The $205,000 or 137 percent increase in PA shares tax expense is attributed to timing of charitable donations and the related tax credits in 2022 compared to the prior period. Tax credits that occurred in the first quarter 2021 are expected to occur during the second quarter 2022.

Impaired loan carrying costs—The $38,000 or 38 percent increase in impaired loan carrying costs expense is primarily attributed to a increase in expenses associated with impaired loans compared to the prior period.

Provision for Income Taxes

The provision for income taxes for the first quarter 2022 was $807,000 a decrease of $266,000 or 25 percent as compared to the first quarter 2021. The decrease was attributed to lower pre-tax net income for the first quarter 2022 compared to the first quarter 2021. The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 20.9 percent and 21.6 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On March 31, 2022, interest bearing deposits with banks totaled $417,741,000, a decrease of $107,903,000 or 21 percent, compared to the level at year-end 2021. The decrease is primarily the result of the purchase of investment securities and a decrease in client deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2022, the fair value of investment securities available-for-sale totaled $302,383,000, which represented an increase of $48,098,000 as compared to the fair value of investment securities at year-end 2021. Purchases of securities exceeded the cash flows from principal reductions, sales and maturities during the first three months of 2022.

Loans Held For Sale

On March 31, 2022, loans held for sale were $2,016,000, which was $5,860,000 or 74 percent lower than the level at year-end 2021. This was attributable to lower secondary market mortgage volume in the first quarter 2022 and SBA loans sold during the quarter.

Loans

On March 31, 2022, total loans, net of deferred fees, were $1.53 billion, which was $1,255,000 or less than one percent lower than the level at year-end 2021. Despite the decrease, core loan volume increased $12,653,000, which was offset by a decrease in PPP loans, which totaled $13,810,000 at March 31, 2022, compared to $27,662,000 at December 31, 2021. Commercial loans within the builder and developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Operating Leases Right-of-Use Assets

On March 31, 2022, operating leases right-of-use assets totaled $3,584,000, which was $1,887,000 or 111 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2022, deposits totaled $2.10 billion, which reflected a $47,893,000 or 2 percent decrease compared to the level at year-end 2021. Of the decrease in total deposits, $16,213,000 is attributable to noninterest bearing deposits and $31,680,000 is related to interest bearing deposits, primarily time deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $10,778,000 at March 31, 2022, which reflected a $17,000 or less than 1 percent increase compared to the level at year-end 2021.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2022, long-term debt, including subordinated debentures totaled $52,274,000 compared to $52,262,000 at year-end 2021. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Operating Leases Liabilities

On March 31, 2022, operating leases liabilities totaled $3,738,000, which was $1,935,000 or 107 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $183,719,000 on March 31, 2022, a decrease of $11,786,000 or 6 percent compared to the level at year-end 2021. The decrease was primarily related to the increase in accumulated other comprehensive loss caused by changing market rate conditions impacting the investment securities portfolio.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.15 per share on April 12, 2022, payable on May 10, 2022, to shareholders of record at the close of business on April 26, 2022. The cash dividend follows a quarterly cash dividend of $0.15 per share distributed in February 2022.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2022 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on March 31, 2022 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2021, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at March 31, 2022 has decreased $3,343,000 or 10 percent when compared to year-end 2021.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2022 compared to December 31, 2021.

Table 5 – Nonperforming assets

	March 31,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans:
Builder & developer	$806	$807
Commercial real estate investor	2,709	3,943
Residential real estate investor	163	280
Hotel/Motel	12,075	12,192
Manufacturing	4,739	5,125
Agriculture	2,410	4,297
Service	971	971
Commercial other	4,636	5,372
Residential mortgages	1,180	62
Home equity	459	437
Consumer other	91	96
Total nonaccrual loans	$30,239	$33,582
Accruing loans that are contractually past due 90 days or more as to principal and interest:
Agriculture	324	324
Total accruing loans past due 90 days or more	$324	$324

Other Real Estate Owned:	$0	$0
Total Nonperforming assets	$30,563	$33,906

Troubled debt restructurings (TDRs):
Accruing TDRs	$1,087	$954
TDRs included with nonaccrual loans above	12,966	0
Total TDRs	$14,053	$954

Impaired loans without a valuation allowance	$24,776	$28,348
Impaired loans with a valuation allowance	6,364	6,187
Total impaired loans	$31,140	$34,535
Valuation allowance related to impaired loans	$3,161	$4,058

Nonaccrual loans as a % of total loans	1.98%	2.20%
Nonperforming loans as a % of total loans	2.00%	2.22%

Nonperforming assets as a % of total period-end assets	1.30%	1.40%
ALL as a % of nonaccrual loans	72.84%	67.84%
ALL as a % of nonperforming assets	72.07%	67.19%
ALL as a % of total loans	1.44%	1.49%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	0.52%	0.52%
Commercial real estate investor	0.82%	1.22%
Residential real estate investor	0.07%	0.12%
Hotel/Motel	17.25%	17.35%
Manufacturing	5.61%	7.05%
Agriculture	2.50%	4.51%
Service	1.38%	1.49%
Commercial other	2.41%	2.42%
Residential mortgages	1.11%	0.06%
Home equity	0.49%	0.46%
Consumer other	0.41%	0.42%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2022, the nonperforming loan portfolio balance totaled $30,563,000, compared to $33,906,000 at year-end 2021. During the first three months of 2022, loans totaling $1,147,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $4,490,000, representing a net decrease in nonaccrual loans of $3,343,000. In addition, accruing loans 90 days or more past due remained the same at $324,000 in both periods. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of March 31, 2022 and December 31, 2021 there was no foreclosed real estate.

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

The principal balance of all outstanding TDRs was $15,954,000 at March 31, 2022 and $954,000 at December 31, 2021. There was a $1,901,000 allowance allocated to TDRs at March 31, 2022 and none at December 31, 2021. Included in the total TDRs at March 31, 2022, the accruing TDR portfolio balance totaled $1,087,000, compared to $954,000 at year-end 2021. The $14,640,000 increase in total TDRs was the result of the addition of two commercial and two consumer loan relationships.

As of March 31, 2022, there are no modifications for consumer loans, one mortgage loan totaling approximately $641,000 and five commercial loans totaling approximately $33,527,000 under the CARES Act, which are not considered TDRs. As of March 31, 2021, there were no modifications for consumer loans, five mortage loans totaling approximately $2,060,000 and 38 commercial loans totaling approximately $86,091,000 under the CARES Act, which are not considered TDRs.

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

The provision for loan losses decreased $204,000 from March 31, 2021 to March 31, 2022. The decreased provision expense in the first three months of 2022 was attributed primarily to a larger impact related to COVID-19 in the prior period. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2022, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $104,045,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $574,073,000. The Corporation’s loan-to-deposit ratio was 72.9 percent as of March 31, 2022, 71.4 percent as of December 31, 2021 and 80.4 percent as of March 31, 2021.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2022, totaled $665,654,000 and consisted of $529,563,000 in unfunded commitments under existing loan facilities, $120,560,000 to grant new loans and $15,531,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

At its October 16, 2019 meeting, the FASB approved a deferral of the effective date for several of its recent standards. The proposal creates two new “buckets”: (1) SEC filers other than smaller reporting companies (SRCs, as defined by the SEC) and (2) all other entities. For the Corporation, this would apply to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which has not yet been adopted by the Corporation. The effective date of the CECL standard would be for fiscal years beginning after December 15, 2022. The Corporation continues to move forward with the project.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at March 31, 2022.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$7,142	10.49%	(5.00)%
(100)	$(4,922)	(7.23)%	(5.00)%

+200	$14,431	21.19%	(15.00)%
(200)	$(7,976)	(11.71)%	(15.00)%

+300	$21,807	32.02%	(25.00)%

+400	$29,253	42.95%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of March 31, 2022, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2021.

On April 12, 2022, Codorus Valley Bancorp, Inc. (the "Company") entered into a Cooperation Agreement (the "Agreement") with Driver Opportunity Partners I LP, Driver Management Company LLC and J. Abbott R. Cooper (collectively, "Driver"). Pursuant to the Agreement, and concurrently with the execution of the Agreement, the Company appointed John E. Kiernan to the Company's board of directors (the "Board") and the Corporate Governance and Nominating Committee (the "Nominating Committee"), the Compensation Committee ("Compensation Committee") and the Audit Committee ("Audit Committee") of the Board. Additionally, the Company agreed to nominate Mr. Kiernan for election at the Company's 2022 annual meeting of stockholders (the "2022 Annual Meeting"). The Company has further agreed to begin a process to identify and appoint two additional new independent directors to the Board, one of whom shall be identified and selected by the Board in its sole discretion, and the other of whom shall be mutually agreed upon by Driver and the Board. Each of these two new directors shall be appointed to the Board no later than June 30,

2022. Additionally, the Audit Committee has agreed to engage Chain Bridge Partners, LLC ("Chain Bridge") to undertake a comprehensive review of the Company's credit risk policies and practices (the "Credit Risk Study"). The review will include (i) an evaluation of the adequacy of the Board's level governance of the Company's lending program, (ii) an assessment of managerial compliance with the Board's approved policies and procedures, including loan underwriting documentation and support, and (iii) a credit review. At the conclusion of the Credit Risk Study, Chain Bridge will issue recommendations for strengthening the Company's credit and underwriting risk management policies and practices.

Furthermore, the Company will hire independent third-party advisors to perform a comprehensive study of the Company’s executive compensation (the “Compensation Study”), including the executive compensation initiatives previously proposed by Driver, and any recommendations contained in the Credit Risk Study. The Compensation Study will also solicit feedback from the Company’s shareholders, and evaluate stock ownership guidelines for the Company’s directors.

Driver has agreed to withdraw its notice of intent to nominate director candidates for election at the 2022 Annual Meeting. With respect to each annual or special meeting of the Company's stockholders during the term of the Agreement, Driver has agreed to vote the shares of the Company's common stock then held by it in accordance with the Board's recommendations on director election proposals and any other proposals submitted by the Company or a stockholder, except that Driver may vote in its discretion on extraordinary transactions and, other than with respect to certain proposals relating to Board composition, in accordance with the recommendations of Institutional Shareholder Services, Inc. or Glass Lewis & Co. if either of them recommends differently from the

Board. Further, Driver has agreed to a general release of claims with respect to the Company and its affiliates and to voluntarily dismiss with prejudice any and all claims asserted in any actions against the Company or its affiliates in their entirety. During the term of the Agreement, the Company and Driver have agreed that they will not disparage each other.

Driver has also agreed to certain customary standstill provisions prohibiting it from, among other things, (i) making certain announcements regarding the Company's transactions, (ii) soliciting proxies, (iii) purchasing or otherwise acquiring ownership of any securities of the Company, (iv) advising, encouraging or intentionally influencing any person with respect to disposition of any securities of the Company, (v) taking actions to change or influence the Board, Company management or the direction of certain Company matters, and (vi) exercising certain stockholder rights.

The Agreement will terminate upon five business days' written notice by either party, except that the Agreement shall not terminate until the date that is 30 days prior to the opening of the window for submission of stockholder nominations for the Company's 2024 annual meeting of stockholders pursuant to the Company's Amended and Restated By-Laws. Each of the Company and Driver has the right to terminate the Agreement earlier if the other party commits a material breach of the Agreement and such breach is not cured within 15 days after notice or, if such breach is not curable within 15 days, the breaching party has not taken any substantive action to cure within such 15-day period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	$0	0	$5,000,000
March 1 - 31, 2021	0	$0	0	$5,000,000
April 1 - 30, 2021	0	$0	0	$5,000,000
May 1 - 31, 2021	142,541	$18.75	142,541	$2,327,356
June 1 - 30, 2021	0	$0	0	$2,327,356
July 1 - 31, 2021	0	$0	0	$2,327,356
August 1 - 31, 2021	99,607	$22.49	99,607	$0
September 1 - 30, 2021	65,213	$22.10	65,213	$3,558,793
October 1 - 31, 2021	59,585	$22.63	59,585	$2,210,384
November 1 - 30, 2021	66,113	$22.28	66,113	$737,387
December 1 - 31, 2021	32,375	$21.72	32,375	$34,202

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2022	1,535	$22.00	1,535	$5,000,000
February 1 - 28, 2022	0	$0	0	$5,000,000
March 1 - 31, 2022	0	$0	0	$5,000,000

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

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in August 2021. Under the Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was completed in January 2022.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2022. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the new Program during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)
3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2021)
4.1

Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 10, 2020)

14	Code of Ethics, dated March 8, 2022 – filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

May 5, 2022	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

May 5, 2022	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)