Form 10-Q
period 2022-06-30
CODORUS VALLEY BANCORP INC
filed 2022-08-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 29, 2022, 9,540,770 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2022	2021
Assets
Interest bearing deposits with banks	$262,122	$525,644
Cash and due from banks	21,847	19,850
Total cash and cash equivalents	283,969	545,494
Securities, available-for-sale	329,032	254,285
Restricted investment in bank stocks, at cost	955	1,311
Loans held for sale	1,154	7,876
Loans (net of deferred fees of $3,964 - 2022 and $4,368 - 2021)	1,584,532	1,529,751
Less-allowance for loan losses	(22,865)	(22,782)
Net loans	1,561,667	1,506,969
Premises and equipment, net	21,534	21,955
Operating leases right-of-use assets	3,412	1,697
Goodwill	2,301	2,301
Other assets	84,699	76,684
Total assets	$2,288,723	$2,418,572

Liabilities
Deposits
Noninterest bearing	$497,396	$524,609
Interest bearing	1,542,179	1,619,156
Total deposits	2,039,575	2,143,765
Short-term borrowings	14,249	10,761
Long-term debt	11,565	21,579
Subordinate debentures - face amount $31,000 (less discount and debt
issuance cost of $277 at June 30, 2022 and $317 at December 31, 2021)	30,723	30,683
Operating leases liabilities	3,559	1,803
Other liabilities	13,770	14,476
Total liabilities	2,113,441	2,223,067

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at June 30, 2022 and 0 at December 31, 2021	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,187 at June 30, 2022 and December 31, 2021; and shares
outstanding: 9,540,803 at June 30, 2022 and 9,472,404 at December 31, 2021	24,708	24,708
Additional paid-in capital	141,678	142,067
Retained earnings	39,926	37,769
Accumulated other comprehensive loss	(23,462)	(164)
Treasury stock shares outstanding, at cost: 342,384 shares at June 30, 2022
and 410,783 at December 31, 2021	(7,568)	(8,875)
Total shareholders' equity	175,282	195,505
Total liabilities and shareholders' equity	$2,288,723	$2,418,572

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income
Loans, including fees	$16,788	$16,492	$32,469	$34,084
Investment securities:
Taxable	1,732	790	3,012	1,372
Tax-exempt	105	86	204	180
Dividends	10	23	19	49
Other	648	105	876	186
Total interest income	19,283	17,496	36,580	35,871
Interest expense
Deposits	1,010	1,949	2,072	4,169
Federal funds purchased and other short-term borrowings	12	10	22	18
Long-term debt	83	205	188	457
Subordinated debentures	439	418	858	836
Total interest expense	1,544	2,582	3,140	5,480
Net interest income	17,739	14,914	33,440	30,391
Provision for loan losses	2,974	352	4,001	1,583
Net interest income after provision for loan losses	14,765	14,562	29,439	28,808

Noninterest income
Trust and investment services fees	1,137	1,143	2,299	2,195
Income from mutual fund, annuity and insurance sales	345	344	675	644
Service charges on deposit accounts	1,368	1,319	2,650	2,540
Income from bank owned life insurance	308	427	619	697
Other income	532	359	951	922
Gain on sales of loans held for sale	221	933	579	1,983
Loss on write down of assets held for sale	0	(1,174)	0	(1,174)
Loss on sales of securities	0	0	0	(23)
Total noninterest income	3,911	3,351	7,773	7,784

Noninterest expense
Personnel	8,491	8,268	16,881	16,696
Occupancy of premises, net	922	856	1,901	1,829
Furniture and equipment	812	793	1,699	1,631
Professional and legal	1,055	253	1,914	604
Marketing	433	438	833	703
FDIC insurance	188	192	427	418
Debit card processing	385	397	767	677
Charitable donations	885	750	915	938
External data processing	1,018	858	1,839	1,678
Impaired loan carrying costs	157	87	295	187
Other	1,877	888	3,428	2,125
Total noninterest expense	16,223	13,780	30,899	27,486
Income before income taxes	2,453	4,133	6,313	9,106
Provision for income taxes	500	851	1,307	1,924
Net income	$1,953	$3,282	$5,006	$7,182
Net income per share, basic	$0.20	$0.33	$0.53	$0.73
Net income per share, diluted	$0.20	$0.33	$0.52	$0.73

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended
	June 30,
(dollars in thousands)	2022	2021
Net income	$1,953	$3,282
Other comprehensive income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($3,497) and $170, respectively)	(9,505)	640
Net unrealized (losses) gains	(9,505)	640
Comprehensive (loss) income	$(7,552)	$3,922

	Six months ended
	June 30,
(dollars in thousands)	2022	2021
Net income	$5,006	$7,182
Other comprehensive income:
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $7,163 and $391, respectively)	(23,298)	(1,472)
Reclassification adjustment for losses included in net income
(net of tax benefit of $0 and $5, respectively) (a) (b)	0	18
Net unrealized losses	(23,298)	(1,454)
Comprehensive (loss) income	$(18,292)	$5,728

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$5,006	$7,182
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,260	1,317
Net amortization of premiums on securities	438	524
Amortization of deferred loan origination fees and costs	(1,605)	(3,725)
Net amortization of operating lease right of use assets	346	299
Net amortization of finance lease right of use assets	24	24
Amortization of subordinated debentures issuance fees	40	41
Net change in operating lease liabilities	(305)	(307)
Provision for loan losses	4,001	1,583
Writedown of assets held for sale	0	1,174
Increase in bank owned life insurance	(619)	(697)
Originations of mortgage loans held for sale	(13,895)	(54,122)
Originations of SBA loans held for sale	(1,226)	(515)
Proceeds from sales of mortgage loans held for sale	16,348	60,170
Proceeds from sales of SBA loans held for sale	6,067	7,606
Gain on sales of mortgage loans held for sale	(422)	(1,769)
Gain on sales of SBA loans held for sale	(157)	(214)
Loss on disposal of premises and equipment	9	(25)
Loss on sales of securities, available-for-sale	0	23
Stock-based compensation	497	395
(Increase) decrease in interest receivable	(369)	3,058
Decrease (increase) in other assets	617	(761)
Decrease in interest payable	(45)	(203)
(Decrease) increase in other liabilities	(663)	1,503
Net cash provided by operating activities	15,347	22,561
Cash flows from investing activities
Purchases of securities, available-for-sale	(126,719)	(207,323)
Maturities, repayments and calls of securities, available-for-sale	21,074	177,523
Sales of securities, available-for-sale	0	3,803
Net decrease in restricted investment in bank stock	356	1,282
Net (increase) decrease in loans made to customers	(67,870)	3,667
Proceeds from sale of commercial loans held for sale	10,298	0
Purchases of premises and equipment	(867)	(543)
Investment in bank owned life insurance	0	(7,000)
Proceeds from bank owned life insurance	0	450
Net cash used in investing activities	(163,728)	(28,141)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(53,835)	114,372
Net decrease in time deposits	(50,355)	(22,581)
Net increase in short-term borrowings	3,488	4,853
Repayment of long-term debt	(10,000)	(25,000)
Net change in finance lease liabilities	(14)	(14)
Cash dividends paid to shareholders	(2,849)	(2,562)
Payment of taxes related to stock withheld	(70)	(5)
Treasury stock reissued	525	188
Treasury stock repurchased	(34)	(2,672)
Proceeds from issuance of stock, net	0	240
Net cash (used in) provided by financing activities	(113,144)	66,819
Net (decrease) increase in cash and cash equivalents	(261,525)	61,239
Cash and cash equivalents at beginning of year	545,494	335,793
Cash and cash equivalents at end of period	$283,969	$397,032

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			3,053			3,053
Other comprehensive loss, net of tax				(13,793)		(13,793)
Cash dividends ($0.15 per share)			(1,421)			(1,421)
Stock-based compensation		289				289
Repurchased stock - 1,535 shares					(34)	(34)
Withheld stock - 3,177 shares					(70)	(70)
Issuance and reissuance of stock:
6,734 shares under the dividend reinvestment and stock purchase plan		20			126	146
3,137 shares under the employee stock option plan		(15)			59	44
50,559 shares of stock-based compensation awards		(952)			952	0
Balance, March 31, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Balance, April 1, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Net income			1,953			1,953
Other comprehensive loss, net of tax				(9,505)		(9,505)
Cash dividends ($0.15 per share)			(1,428)			(1,428)
Stock-based compensation		208				208
Forfeiture of restricted stock and withheld shares - 6,659 shares		91			(91)	0
Issuance and reissuance of stock:
6,348 shares under the dividend reinvestment and stock purchase plan		22			120	142
5,769 shares under the stock option plan		(48)			109	61
7,223 shares under employee stock purchase plan		(4)			136	132
Balance, June 30, 2022	$24,708	$141,678	$39,926	$(23,462)	$(7,568)	$175,282
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			3,900			3,900
Other comprehensive loss, net of tax				(2,093)		(2,093)
Cash dividends ($0.13 per share)			(1,278)			(1,278)
Stock-based compensation		101				101
Withheld stock - 279 shares					(5)	(5)
Issuance and reissuance of stock:
7,175 shares under the dividend reinvestment and stock purchase plan	18	98				116
5,702 shares under the employee stock option plan	14	31			5	50
43,212 shares of stock-based compensation awards	108	(108)				0
Balance, March 31, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Balance, April 1, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Net income			3,282			3,282
Other comprehensive income, net of tax				640		640
Cash dividends ($0.13 per share)			(1,284)			(1,284)
Stock-based compensation		294				294
Repurchased stock - 142,541 shares					(2,672)	(2,672)
Issuance and reissuance of stock:
6,495 shares under the dividend reinvestment and stock purchase plan	16	104				120
9,909 shares under the stock option plan		(41)			183	142
Balance, June 30, 2021	$24,708	$141,940	$33,000	$2,114	$(2,489)	$199,273

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of June 30, 2022, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended June 30, 2022. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2022 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, when the loan was not past due greater than 30 days as of December 31, 2019. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). This program ended December 31, 2021.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at June 30, 2022 and December 31, 2021 consisted of one retail banking property which was closed in the second quarter of 2022, totaling $567,000 and is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2022 there was $479,000 of foreclosed real estate, none of which was residential real estate compared to no foreclosed real estate at December 31, 2021. As of June 30, 2022, there were no consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $102,000 as of December 31, 2021.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2022, the balance of residential mortgage loans serviced for third parties was $59,585,000 compared to $66,885,000 at December 31, 2021.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Amortized cost:
Balance at beginning of period	$345	$524	$380	$511
Originations of mortgage servicing rights	1	15	6	31
Amortization expense	(31)	(83)	(71)	(174)
Valuation allowance	0	2	0	90
Balance at end of period	$315	$458	$315	$458

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2021. There were no conditions or events that would trigger an anlysis or impairment since October 1, 2021.

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$1,953	$3,282	$5,006	$7,182

Weighted average shares outstanding (basic)	9,532	9,816	9,509	9,829
Effect of dilutive stock options	33	32	32	29
Weighted average shares outstanding (diluted)	9,565	9,848	9,541	9,858

Basic earnings per share	$0.20	$0.33	$0.53	$0.73
Diluted earnings per share	$0.20	$0.33	$0.52	$0.73

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2022	2021
Cash paid during the period for:
Income taxes	$393	$2,385
Interest	$3,184	$5,682

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$479	$0
Transfer of loans to held for sale	$16,617	0
Transfer of premises and equipment to assets held for sale	$0	$2,119
Initial recognition of operating lease right-of-use assets	$2,061	$18
Initial recognition of operating lease liabilities	$2,061	$18

Recent Accounting Pronouncements

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard was delayed and is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation selected a third party vendor solution to assist with the application of ASU 2016-013 and the loss estimation models are materially complete. As the related data governance documentation is finalized, a third party will be contracted to perform a model validation prior to adoption. While the Corporation anticipates the allowance for loan losses will increase under its current assumptions, the impact of adopting ASU 2016-013 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date.

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

Staff Accounting Bulletin No. 121 (SAB 121) was issued on March 31, 2022 by the Securities and Exchange Commission to provide interpretive guidance for a reporting entity performing certain custodial type activities and maintaining the private, cryptographic key information. The Corporation has reviewed the guidance and concluded there is not an obligation or perception to safeguard the crypto-assets. In addition, there are no crypto-assets specifically identified as collateral for any loan. The Corporation has also concluded there is no requirement to record a safeguarding asset or corresponding safeguarding liability.

Note 2 – Securities

A summary of securities available-for-sale at June 30, 2022 and December 31, 2021 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. Corporates include subordinated debt issued by domestic community banks. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2022, 81 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania. The portfolio was intentionally distributed to limit exposure with the largest issuer at $1.9 million. At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2022
Debt securities:
U.S. Treasury notes	$14,693	$0	$(67)	$14,626
U.S. agency	10,500	0	(964)	9,536
U.S. agency mortgage-backed, residential	258,411	131	(21,976)	236,566
State and municipal	38,237	44	(5,537)	32,744
Corporates	37,860	7	(2,307)	35,560
Total debt securities	$359,701	$182	$(30,851)	$329,032
December 31, 2021
Debt securities:
U.S. agency	$3,500	$0	$(104)	$3,396
U.S. agency mortgage-backed, residential	181,783	2,148	(1,996)	181,935
State and municipal	36,319	250	(413)	36,156
Corporates	32,891	166	(259)	32,798
Total debt securities	$254,493	$2,564	$(2,772)	$254,285

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds	$0	$0	$0	$3,803
Gross gains	0	0	0	24
Gross losses	0	0	0	(47)
Tax benefit	0	0	0	5

The amortized cost and estimated fair value of debt securities at June 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,541	$2,539
Due after one year through five years	115,607	110,675
Due after five years through ten years	199,076	178,880
Due after ten years	42,477	36,938
Total debt securities	$359,701	$329,032

Investment securities having a carrying value of $197,965,000 and $184,938,000 on June 30, 2022 and December 31, 2021, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2022
Debt securities:
U.S. Treasury notes	3	$14,626	$(67)	0	$0	$0	3	$14,626	$(67)
U.S. agency	7	7,852	(648)	1	1,684	(316)	8	9,536	(964)
U.S. agency mortgage-backed, residential	169	197,138	(16,799)	20	30,548	(5,177)	189	227,686	(21,976)
State and municipal	32	18,831	(2,896)	10	10,316	(2,641)	42	29,147	(5,537)
Corporates	28	32,584	(2,281)	1	474	(26)	29	33,058	(2,307)
Total temporarily impaired debt
securities, available-for-sale	239	$271,031	$(22,691)	32	$43,022	$(8,160)	271	$314,053	$(30,851)
December 31, 2021
Debt securities:
U.S. agency	2	$3,396	$(104)	0	$0	$0	2	$3,396	$(104)
U.S. agency mortgage-backed, residential	62	112,395	(1,665)	5	12,373	(331)	67	124,768	(1,996)
State and municipal	22	20,481	(355)	2	2,749	(58)	24	23,230	(413)
Corporates	13	15,737	(244)	1	485	(15)	14	16,222	(259)
Total temporarily impaired debt
securities, available-for-sale	99	$152,009	$(2,368)	8	$15,607	$(404)	107	$167,616	$(2,772)

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

The Corporation believes that unrealized losses at June 30, 2022 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2022 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2022 and December 31, 2021, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2022 and 2021. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3)

the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2022 and 2021.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2022 and December 31, 2021. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2022	Loans	2021	Loans
Builder & developer	$151,749	9.6	$156,462	10.2
Commercial real estate investor	377,800	23.8	322,887	21.1
Residential real estate investor	237,899	15.0	227,017	14.8
Hotel/Motel	69,525	4.4	70,254	4.6
Wholesale & retail	66,312	4.2	76,340	5.0
Manufacturing	80,933	5.1	72,720	4.8
Agriculture	95,025	6.0	95,317	6.2
Service	67,919	4.3	65,163	4.3
Other	208,222	13.1	222,179	14.5
Total commercial related loans	1,355,384	85.5	1,308,339	85.5
Residential mortgages	111,704	7.0	103,741	6.8
Home equity	94,453	6.0	94,842	6.2
Other	22,991	1.5	22,829	1.5
Total consumer related loans	229,148	14.5	221,412	14.5
Total loans	$1,584,532	100.0	$1,529,751	100.0

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2022 and December 31, 2021.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
June 30, 2022
Builder & developer	$134,874	$5,450	$9,099	$2,326	$151,749
Commercial real estate investor	374,413	614	223	2,550	377,800
Residential real estate investor	236,524	0	391	984	237,899
Hotel/Motel	64,700	0	4,825	0	69,525
Wholesale & retail	63,832	319	2,161	0	66,312
Manufacturing	76,003	0	679	4,251	80,933
Agriculture	81,772	11,711	386	1,156	95,025
Service	61,320	395	6,204	0	67,919
Other	191,657	1,270	11,083	4,212	208,222
Total commercial related loans	1,285,095	19,759	35,051	15,479	1,355,384
Residential mortgage	111,601	0	0	103	111,704
Home equity	93,977	0	0	476	94,453
Other	22,903	0	0	88	22,991
Total consumer related loans	228,481	0	0	667	229,148
Total loans	$1,513,576	$19,759	$35,051	$16,146	$1,584,532

December 31, 2021
Builder & developer	$142,983	$6,016	$6,656	$807	$156,462
Commercial real estate investor	316,976	929	1,039	3,943	322,887
Residential real estate investor	226,126	0	611	280	227,017
Hotel/Motel	40,789	0	17,273	12,192	70,254
Wholesale & retail	73,821	1,346	1,173	0	76,340
Manufacturing	67,544	0	51	5,125	72,720
Agriculture	90,226	80	714	4,297	95,317
Service	57,667	404	6,121	971	65,163
Other	201,226	1,384	14,197	5,372	222,179
Total commercial related loans	1,217,358	10,159	47,835	32,987	1,308,339
Residential mortgage	103,669	0	10	62	103,741
Home equity	94,358	47	0	437	94,842
Other	22,733	0	0	96	22,829
Total consumer related loans	220,760	47	10	595	221,412
Total loans	$1,438,118	$10,206	$47,845	$33,582	$1,529,751

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2022 and December 31, 2021. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2022
Builder & developer	$984	$1,072	$1,520	$1,537	$435	$2,504	$2,609
Commercial real estate investor	2,878	4,105	0	0	0	2,878	4,105
Residential real estate investor	769	907	215	215	163	984	1,122
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	4,251	4,776	0	0	0	4,251	4,776
Agriculture	408	482	748	930	400	1,156	1,412
Service	0	0	0	0	0	0	0
Other commercial	0	0	4,212	5,075	3,263	4,212	5,075
Total impaired commercial related loans	9,290	11,342	6,695	7,757	4,261	15,985	19,099
Residential mortgage	874	103	0	0	0	874	103
Home equity	476	521	0	0	0	476	521
Other consumer	88	99	0	0	0	88	99
Total impaired consumer related loans	1,438	723	0	0	0	1,438	723
Total impaired loans	$10,728	$12,065	$6,695	$7,757	$4,261	$17,423	$19,822

December 31, 2021
Builder & developer	$991	$1,078	$0	$0	$0	$991	$1,078
Commercial real estate investor	2,834	2,854	1,878	1,878	1,464	4,712	4,732
Residential real estate investor	280	438	0	0	0	280	438
Hotel/Motel	12,192	12,754	0	0	0	12,192	12,754
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	5,125	5,501	0	0	0	5,125	5,501
Agriculture	2,709	2,893	1,588	1,784	467	4,297	4,677
Service	0	0	971	1,061	377	971	1,061
Other commercial	3,622	4,376	1,750	2,389	1,750	5,372	6,765
Total impaired commercial related loans	27,753	29,894	6,187	7,112	4,058	33,940	37,006
Residential mortgage	62	64	0	0	0	62	64
Home equity	437	474	0	0	0	437	474
Other consumer	96	104	0	0	0	96	104
Total impaired consumer related loans	595	642	0	0	0	595	642
Total impaired loans	$28,348	$30,536	$6,187	$7,112	$4,058	$34,535	$37,648

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2022 and 2021. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended June 30, 2022
Builder & developer	$986	$0	$760	$0	$1,746	$0
Commercial real estate investor	3,153	14	0	0	3,153	14
Residential real estate investor	466	0	107	0	573	0
Hotel/Motel	6,037	0	0	0	6,037	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,495	16	0	0	4,495	16
Agriculture	1,409	315	374	0	1,783	315
Service	0	0	486	0	486	0
Other commercial	181	62	4,243	0	4,424	62
Total impaired commercial related loans	16,727	407	5,970	0	22,697	407
Residential mortgage	468	7	559	8	1,027	15
Home equity	467	27	0	0	467	27
Other consumer	90	0	0	0	90	0
Total impaired consumer related loans	1,025	34	559	8	1,584	42
Total impaired loans	$17,752	$441	$6,529	$8	$24,281	$449

Three months ended June 30, 2021
Builder & developer	$1,014	$0	$0	$0	$1,014	$0
Commercial real estate investor	1,080	12	0	0	1,080	12
Residential real estate investor	1,623	58	1,306	0	2,929	58
Hotel/Motel	12,620	0	0	0	12,620	0
Wholesale & retail	118	13	0	0	118	13
Manufacturing	7,749	0	0	0	7,749	0
Agriculture	2,974	0	1,101	0	4,075	0
Service	971	0	0	0	971	0
Other commercial	4,914	16	4,291	0	9,205	16
Total impaired commercial related loans	33,063	99	6,698	0	39,761	99
Residential mortgage	0	0	0	0	0	0
Home equity	601	0	0	0	601	0
Other consumer	216	4	0	0	216	4
Total impaired consumer related loans	817	4	0	0	817	4
Total impaired loans	$33,880	$103	$6,698	$0	$40,578	$103

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Six months ended June 30, 2022
Builder & developer	$988	$0	507	$0	$1,495	$0
Commercial real estate investor	3,047	14	626	0	3,673	14
Residential real estate investor	404	23	72	0	476	23
Hotel/Motel	8,090	0	0	0	8,090	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,705	37	0	0	4,705	37
Agriculture	1,842	501	779	0	2,621	501
Service	0	0	647	0	647	0
Other commercial	1,328	177	3,412	0	4,740	177
Total impaired commercial related loans	20,404	752	6,043	0	26,447	752
Residential mortgage	333	7	372	8	705	15
Home equity	457	27	0	0	457	27
Other consumer	91	0	0	0	91	0
Total impaired consumer related loans	881	34	372	8	1,253	42
Total impaired loans	$21,285	$786	6,415	$8	$27,700	$794

Six months ended June 30, 2021
Builder & developer	$868	$0	$0	$0	$868	$0
Commercial real estate investor	1,108	23	0	0	1,108	23
Residential real estate investor	1,275	58	1,610	0	2,885	58
Hotel/Motel	12,570	0	0	0	12,570	0
Wholesale & retail	158	14	0	0	158	14
Manufacturing	7,687	0	0	0	7,687	0
Agriculture	2,739	37	1,120	0	3,859	37
Service	971	0	0	0	971	0
Other commercial	5,513	26	4,045	0	9,558	26
Total impaired commercial related loans	32,889	158	6,775	0	39,664	158
Residential mortgage	51	0	0	0	51	0
Home equity	610	0	0	0	610	0
Other consumer	240	7	0	0	240	7
Total impaired consumer related loans	901	7	0	0	901	7
Total impaired loans	$33,790	$165	$6,775	$0	$40,565	$165

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2022 and December 31, 2021.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2022
Builder & developer	$418	$0	$0	$2,326	$2,744	$149,005	$151,749
Commercial real estate investor	0	0	0	2,550	2,550	375,250	377,800
Residential real estate investor	0	0	0	984	984	236,915	237,899
Hotel/Motel	0	0	0	0	0	69,525	69,525
Wholesale & retail	0	0	0	0	0	66,312	66,312
Manufacturing	0	0	0	4,251	4,251	76,682	80,933
Agriculture	0	0	0	1,156	1,156	93,869	95,025
Service	4,505	0	0	0	4,505	63,414	67,919
Other	0	0	0	4,212	4,212	204,010	208,222
Total commercial related loans	4,923	0	0	15,479	20,402	1,334,982	1,355,384
Residential mortgage	0	0	0	103	103	111,601	111,704
Home equity	307	114	0	476	897	93,556	94,453
Other	9	0	0	88	97	22,894	22,991
Total consumer related loans	316	114	0	667	1,097	228,051	229,148
Total loans	$5,239	$114	$0	$16,146	$21,499	$1,563,033	$1,584,532

December 31, 2021
Builder & developer	$0	$0	$0	$807	$807	$155,655	$156,462
Commercial real estate investor	0	812	0	3,943	4,755	318,132	322,887
Residential real estate investor	0	0	0	280	280	226,737	227,017
Hotel/Motel	0	0	0	12,192	12,192	58,062	70,254
Wholesale & retail	0	183	0	0	183	76,157	76,340
Manufacturing	0	0	0	5,125	5,125	67,595	72,720
Agriculture	0	0	324	4,297	4,621	90,696	95,317
Service	0	0	0	971	971	64,192	65,163
Other	9	34	0	5,372	5,415	216,764	222,179
Total commercial related loans	9	1,029	324	32,987	34,349	1,273,990	1,308,339
Residential mortgage	0	308	0	62	370	103,371	103,741
Home equity	193	0	0	437	630	94,212	94,842
Other	5,869	132	0	96	6,097	16,732	22,829
Total consumer related loans	6,062	440	0	595	7,097	214,315	221,412
Total loans	$6,071	$1,469	$324	$33,582	$41,446	$1,488,305	$1,529,751

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $2,967,000 at June 30, 2022 and $954,000 at December 31, 2021. There was a $1,690,000 allowance allocated at June 30, 2022 and none at December 31, 2021. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

As of June 30, 2022, there are no modifications for consumer loans, no modifications for mortgage loans and three commercial loans totaling approximately $26,298,000 under the CARES Act, which are not considered TDRs. As of June 30, 2021, there were no modifications for consumer loans, four mortgage loans totaling approximately $1,422,000 and 16 commercial loans totaling approximately $67,734,000 under the CARES Act, which are not considered TDRs.

The below table shows loans whose terms have been modified as TDRs during the three and six months ended June 30, 2022 and 2021. TDR concessions include maturity extensions, below market interest rates relative to new debt with similar risk and interest or principal forgiveness. There were no defaults for the three and six months ended June 30, 2022 and June 30, 2021 for TDRs entered into during the previous 12 month period.

	TDR Modifications

	Number	Recorded
	of	Investment
(dollars in thousands)	Contracts	at Period End
Three months ended:

June 30, 2022
Consumer related loans accruing	1	$638

June 30, 2021
None

Six months ended:

June 30, 2022
Commercial related loans nonaccrual	2	$0
Consumer related loans accruing	2	$771
Consumer related loans nonaccrual	1	$0

June 30, 2021
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2022 and 2021.

	Allowance for Loan Losses
	April 1, 2022				June 30, 2022
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,275	$0	$0	$15	$2,290
Commercial real estate investor	5,082	0	0	684	5,766
Residential real estate investor	3,202	0	3	278	3,483
Hotel/Motel	565	(1,659)	0	2,356	1,262
Wholesale & retail	1,983	0	0	(1,465)	518
Manufacturing	999	0	0	(141)	858
Agriculture	1,205	0	0	249	1,454
Service	976	(488)	0	339	827
Other commercial	5,112	0	5	819	5,936
Total commercial related loans	21,399	(2,147)	8	3,134	22,394
Residential mortgage	363	0	0	(151)	212
Home equity	190	(4)	1	8	195
Other consumer	73	(1)	7	(4)	75
Total consumer related loans	626	(5)	8	(147)	482
Unallocated	2	0	0	(13)	(11)
Total	$22,027	$(2,152)	$16	$2,974	$22,865

	Allowance for Loan Losses
	April 1, 2021				June 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,066	$0	$0	$152	$2,218
Commercial real estate investor	3,410	0	0	82	3,492
Residential real estate investor	4,009	(166)	43	(58)	3,828
Hotel/Motel	1,648	0	0	(339)	1,309
Wholesale & retail	2,111	0	0	(96)	2,015
Manufacturing	775	0	0	15	790
Agriculture	1,451	0	0	(11)	1,440
Service	738	0	0	12	750
Other commercial	5,564	(648)	22	606	5,544
Total commercial related loans	21,772	(814)	65	363	21,386
Residential mortgage	256	0	0	9	265
Home equity	282	0	0	(9)	273
Other consumer	98	(7)	4	(8)	87
Total consumer related loans	636	(7)	4	(8)	625
Unallocated	3	0	0	(3)	0
Total	$22,411	$(821)	$69	$352	$22,011

	Allowance for Loan Losses
	January 1, 2022				June 30, 2022
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,408	$0	$0	$(118)	$2,290
Commercial real estate investor	5,647	(1,227)	0	1,346	5,766
Residential real estate investor	3,493	0	9	(19)	3,483
Hotel/Motel	968	(1,659)	0	1,953	1,262
Wholesale & retail	1,989	0	0	(1,471)	518
Manufacturing	883	0	0	(25)	858
Agriculture	1,307	(535)	0	682	1,454
Service	981	(488)	0	334	827
Other commercial	4,656	(3)	24	1,259	5,936
Total commercial related loans	22,332	(3,912)	33	3,941	22,394
Residential mortgage	186	0	0	26	212
Home equity	191	(49)	2	51	195
Other consumer	74	(3)	11	(7)	75
Total consumer related loans	451	(52)	13	70	482
Unallocated	(1)	0	0	(10)	(11)
Total	$22,782	$(3,964)	$46	$4,001	$22,865

	Allowance for Loan Losses
	January 1, 2021				June 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$0	$184	$2,218
Commercial real estate investor	3,177	0	0	315	3,492
Residential real estate investor	3,944	(216)	47	53	3,828
Hotel/Motel	1,440	0	0	(131)	1,309
Wholesale & retail	2,416	0	0	(401)	2,015
Manufacturing	840	0	0	(50)	790
Agriculture	1,288	0	0	152	1,440
Service	457	0	0	293	750
Other commercial	5,002	(690)	23	1,209	5,544
Total commercial related loans	20,598	(906)	70	1,624	21,386
Residential mortgage	256	0	0	9	265
Home equity	287	(5)	2	(11)	273
Other consumer	101	(14)	17	(17)	87
Total consumer related loans	644	(19)	19	(19)	625
Unallocated	22	0	0	(22)	0
Total	$21,264	$(925)	$89	$1,583	$22,011

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for June 30, 2022 and December 31, 2021.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2022
Builder & developer	$435	$1,855	$2,290	$2,504	$149,245	$151,749
Commercial real estate investor	0	5,766	5,766	2,878	374,922	377,800
Residential real estate investor	163	3,320	3,483	984	236,915	237,899
Hotel/Motel	0	1,262	1,262	0	69,525	69,525
Wholesale & retail	0	518	518	0	66,312	66,312
Manufacturing	0	858	858	4,251	76,682	80,933
Agriculture	400	1,054	1,454	1,156	93,869	95,025
Service	0	827	827	0	67,919	67,919
Other commercial	3,263	2,673	5,936	4,212	204,010	208,222
Total commercial related	4,261	18,133	22,394	15,985	1,339,399	1,355,384
Residential mortgage	0	212	212	103	111,601	111,704
Home equity	0	195	195	476	93,977	94,453
Other consumer	0	75	75	88	22,903	22,991
Total consumer related	0	482	482	667	228,481	229,148
Unallocated	0	(11)	(11)	0	0	0
Total	$4,261	$18,604	$22,865	$16,652	$1,567,880	$1,584,532

December 31, 2021
Builder & developer	$0	$2,408	$2,408	$991	$155,471	$156,462
Commercial real estate investor	1,464	4,183	5,647	4,712	318,175	322,887
Residential real estate investor	0	3,493	3,493	280	226,737	227,017
Hotel/Motel	0	968	968	12,192	58,062	70,254
Wholesale & retail	0	1,989	1,989	0	76,340	76,340
Manufacturing	0	883	883	5,125	67,595	72,720
Agriculture	467	840	1,307	4,297	91,020	95,317
Service	377	604	981	971	64,192	65,163
Other commercial	1,750	2,906	4,656	5,372	216,807	222,179
Total commercial related	4,058	18,274	22,332	33,940	1,274,399	1,308,339
Residential mortgage	0	186	186	62	103,679	103,741
Home equity	0	191	191	437	94,405	94,842
Other consumer	0	74	74	96	22,733	22,829
Total consumer related	0	451	451	595	220,817	221,412
Unallocated	0	(1)	(1)	0	0	0
Total	$4,058	$18,724	$22,782	$34,535	$1,495,216	$1,529,751

Note 6—Deposits

The composition of deposits as of June 30, 2022 and December 31, 2021 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $65,000 at June 30, 2022, compared to $55,000 at December 31, 2021.

	June 30,	December 31,
(dollars in thousands)	2022	2021
Noninterest bearing demand	$497,396	$524,609
Interest bearing demand	280,164	261,945
Money market	684,305	744,224
Savings	166,350	151,272
Time deposits less than $100	225,036	247,398
Time deposits $100 to $250	130,038	151,377
Time deposits $250 or more	56,286	62,940
Total deposits	$2,039,575	$2,143,765

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2022, the balance of securities sold under agreements to repurchase was $14,249,000 compared to $10,761,000 at December 31, 2021. At June 30, 2022 and December 31, 2021, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of June 30, 2022 and December 31, 2021. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2022	2021
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due May 2022, 2.93%	0	10,000
Total FHLBP	$0	$10,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 3.85%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.58% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,723	30,683
Total junior subordinated debt	$41,033	$40,993
Lease obligations included in long-term debt:
Finance lease liabilities	1,255	1,269
Total long-term debt	$42,288	$52,262

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

The components of lease expense were as follows:

	Three months ended
	June 30,
(dollars in thousands)	2022	2021
Operating lease cost	$195	$169

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	12	12
Total finance lease cost	$24	$24

Total lease cost	$219	$193

	Six months ended
	June 30,
(dollars in thousands)	2022	2021
Operating lease cost	$391	$338

Finance lease cost:
Amortization of right-of-use assets	$24	$24
Interest on lease liability	24	24
Total finance lease cost	$48	$48

Total lease cost	$439	$386

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30,
	2022	2021
Operating cash flows from operating leases	$346	$347
Operating cash flows from financing leases	24	24
Financing cash flows from financing leases	14	14

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,061	18
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021
Assets:
Operating leases right-of-use assets	$3,412	$1,697
Finance leases assets	1,017	1,041
Total lease assets	$4,429	$2,738

Liabilities:
Operating	$3,559	$1,803
Financing	1,255	1,269
Total lease liabilities	$4,814	$3,072

Weighted Average Remaining Lease Term (years)
Operating leases	7.2	4.3
Finance leases	21.7	22.2

Weighted Average Discount Rate
Operating leases	2.17%	2.58%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of June 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands:)	June 30, 2022
Year Ending December 31,	Operating Leases	Finance Leases
2022	$392	$38
2023	701	75
2024	638	75
2025	417	79
2026	324	80
Thereafter	1,350	1,509
Total lease payments	3,822	1,856
Less imputed interest	(263)	(601)
Total	$3,559	$1,255

(dollars in thousands:)	December 31, 2021
Year Ending December 31,	Operating Leases	Finance Leases
2022	$558	$75
2023	463	75
2024	400	75
2025	179	79
2026	86	80
Thereafter	221	1,509
Total lease payments	1,907	1,893
Less imputed interest	(104)	(624)
Total	$1,803	$1,269

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

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of June 30, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below.

			Minimum for Basel III		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2022
Capital ratios:
Common equity Tier 1	$196,218	11.63%	$118,059	7.00%	$	n/a	n/a	%
Tier 1 risk based	206,218	12.23	143,357	8.50		n/a	n/a
Total risk based	258,045	15.30	177,088	10.50		n/a	n/a
Leverage	206,218	8.79	93,893	4.00		n/a	n/a

at December 31, 2021
Capital ratios:
Common equity Tier 1	$193,142	12.11%	$111,612	7.00%	$	n/a	n/a	%
Tier 1 risk based	203,142	12.74	135,529	8.50		n/a	n/a
Total risk based	253,791	15.92	167,418	10.50		n/a	n/a
Leverage	203,142	8.59	94,596	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2022
Capital ratios:
Common equity Tier 1	$231,927	13.78%	$117,802	7.00%		$109,387	6.50%
Tier 1 risk based	231,927	13.78	143,045	8.50		134,631	8.00
Total risk based	252,986	15.03	176,703	10.50		168,288	10.00
Leverage	231,927	9.90	93,747	4.00		117,184	5.00

at December 31, 2021
Capital ratios:
Common equity Tier 1	$230,162	14.47%	$111,348	7.00%		$103,395	6.50%
Tier 1 risk based	230,162	14.47	135,208	8.50		127,255	8.00
Total risk based	250,081	15.72	167,022	10.50		159,069	10.00
Leverage	230,162	9.75	94,457	4.00		118,071	5.00

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

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2022. Under the approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during the three and six months ended June 30, 2022.

Note 11—Contingent Liabilities

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $19,342,000 of standby letters of credit outstanding on June 30, 2022, compared to $14,688,000 on December 31, 2021. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2022 and December 31, 2021, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2022
Securities available-for-sale:
U.S. Treasury notes	$14,626	$14,626	$0	$0
U.S. agency	$9,536	$0	$9,536	$0
U.S. agency mortgage-backed, residential	236,566	0	236,566	0
State and municipal	32,744	0	32,744	0
Corporates	35,560	0	35,560	0
Other assets:
Loan-level interest rate swaps	0	0	0	0

December 31, 2021
Securities available-for-sale:
U.S. agency	$3,396	$0	$3,396	$0
U.S. agency mortgage-backed, residential	181,935	0	181,935	0
State and municipal	36,156	0	36,156	0
Corporates	32,798	0	32,798	0
Other assets:
Loan-level interest rate swaps	(51)	0	(51)	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At June 30, 2022, the fair value of impaired loans with a valuation allowance or partial charge-off was $2,495,000, net of valuation allowances of $4,261,000 and partial charge-offs of $1,817,000.  At December 31, 2021 the fair value of impaired loans with a valuation allowance or charge-off was $3,142,000, net of valuation allowances of $4,058,000 and charge-offs of $957,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2022 the fair value of foreclosed real estate asset with a write-down was $479,000, net of a write-down of $488,000 compared to no foreclosed real estate assets with a write-down or valuation allowance at December 31, 2021.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2022
Impaired builder & developer loans	$178	$0	$0	$178
Impaired residential real estate investor loans	52	0	0	52
Impaired commercial real estate loans	651	0	0	651
Impaired agriculture loans	666	0	0	666
Impaired other commercial loans	948	0	0	948
Impaired other real estate owned	479	0	0	479

December 31, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	89	0	0	89
Impaired commercial real estate loans	414	0	0	414
Impaired agriculture loans	1,121	0	0	1,121
Impaired service loans	594	0	0	594
Impaired other loans	700	0	0	700
Mortgage servicing rights	380	0	0	380

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2022
Impaired builder & developer loans	$178	Appraisal (1)	Appraisal adjustments (2)	15% -39%	37%
Impaired residential real estate investor loans	52	Appraisal (1)	Appraisal adjustments (2)	15%-25%	17%
Impaired commercial real estate loans	651	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired agriculture loans	666	Appraisal (1)	Appraisal adjustments (2)	15% -24%	20%
Impaired other commercial loans	948	Appraisal (1)	Appraisal adjustments (2)	23% -50%	23%
Impaired other real estate owned	479	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%

December 31, 2021
Impaired builder & developer loans	$224	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired residential real estate investor loans	89	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired commercial real estate	414	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired agriculture loans	1,121	Appraisal (1)	Appraisal adjustments (2)	15% - 20%	18%
Impaired service loans	594	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired other loans	700	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Mortgage servicing rights	380	Multiple of annual service fee	Estimated prepayment speed based on rate and term	14.9% - 14.9%	14.9%

(1)Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)Appraisal amounts may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions and estimated liquidation expenses.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2022 and December 31, 2021.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2022
Financial assets
Cash and cash equivalents	$283,969	$283,969	$283,969	$0	$0
Securities available-for-sale	329,032	329,032	14,626	314,406	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	1,154	1,299	0	1,299	0
Loans, net	1,561,667	1,493,617	0	0	1,493,617
Interest receivable	4,931	4,931	0	1,114	3,817

Financial liabilities
Deposits	$2,039,575	$2,030,991	$0	$2,030,991	$0
Short-term borrowings	14,249	14,249	0	14,249	0
Long-term debt (1)	10,310	8,944	0	0	8,944
Subordinated debentures	30,723	30,031	0	30,031	0
Interest payable	171	171	0	171	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2021
Financial assets
Cash and cash equivalents	$545,494	$545,494	$545,494	$0	$0
Securities available-for-sale	254,285	254,285	0	254,285	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	7,876	8,271	0	8,271	0
Loans, net	1,506,969	1,498,388	0	0	1,498,388
Interest receivable	4,562	4,562	0	752	3,810

Financial liabilities
Deposits	$2,143,765	$2,143,187	$0	$2,143,187	$0
Short-term borrowings	10,761	10,761	0	10,761	0
Long-term debt (1)	20,310	18,999	0	10,109	8,890
Subordinated debentures	30,683	32,578	0	32,578	0
Interest payable	216	216	0	216	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
June 30, 2022
Repurchase Agreements	$14,249	$0	$14,249	$(15,370)	$0	$0	$(1,121)

December 31, 2021
Repurchase Agreements	$10,761	$0	$10,761	$(12,268)	$0	$0	$(1,507)

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

The fair value, notational amount, and collateral posted related to loan-level interest rate swaps are presented below:

(dollars in thousands)	June 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$0	$(51)
Notional Amount	6,638	7,266
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of June 30, 2022 and December 31, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

(b)No cash collateral was posted as of June 30, 2022 and December 31, 2021.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	June 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$0	$(51)
Gross amounts offset	0	(51)
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

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

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

The schedule below presents selected performance metrics for the second quarter of both 2022 and 2021.

	Three months ended
	June 30,
	2022	2021
Basic earnings per share	$0.20	$0.33
Diluted earnings per share	$0.20	$0.33
Cash dividend payout ratio	73.17%	39.12%
Return on average assets	0.34%	0.58%
Return on average equity	4.31%	6.56%
Net interest margin (tax equivalent basis)	3.18%	2.80%
Net overhead ratio	2.11%	1.85%
Efficiency ratio	74.43%	74.81%
Average equity to average assets	7.78%	8.88%

The Corporation’s net income (earnings) was $1,953,000 for the quarter ended June 30, 2022, as compared to $3,282,000 for the quarter ended June 30, 2021, a decrease of $1,329,000 or 40 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2022 was $17,739,000, an increase of $2,825,000 or 19 percent compared to net interest income of $14,914,000 for the second quarter 2021.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.18 percent for the second quarter 2022 compared to 2.80 percent for the second quarter 2021. The net interest margin expansion was a result of higher levels and rates on investment securities and higher rates on commercial loans, partially offset by a lower volume of commercial loans. Net interest margin also benefited from lower rates on time deposits.

Total interest income for the second quarter 2022 totaled $19,283,000, an increase of $1,787,000 or 10 percent above the amount of total interest income for the second quarter 2021. The change was primarily a result of higher rates on interest bearing deposits with banks, investment securities and commercial loans, partially offset by a lower volume of commercial loans.

Interest and dividend income on investments increased $1,491,000 or 149 percent in the second quarter 2022 compared to the same period in 2021. The average balance of the investment securities portfolio increased $151,889,000 or 79 percent when comparing the second quarter 2022 to the same period in 2021. The tax-equivalent yield on investments for the second quarter 2022 was 2.19 percent or 26 basis points higher than the 1.93 percent realized in the second quarter 2021. The average balance of interest bearing deposits with bank decreased $52,105,000 or 14 percent in the second quarter 2022 compared to the second quarter 2021. Depsite the decrease, the yield on the interest bearing deposits with banks increased 67 basis points when comparing the second quarter 2022 to the same period in 2021.

Interest income on loans increased $296,000 or 2 percent in the second quarter 2022 compared to the same period in 2021. The average balance of outstanding loans, primarily commercial loans, decreased approximately $56,000 or less than 1 percent comparing the second quarter 2022 to the same period in 2021. Higher rates on commercial loans was the primary driver of the increase in interest income on loans, offset by lower fees recognized due to PPP loan forgiveness. The tax-equivalent yield on loans for the second quarter 2022 was 4.29 percent or 8 basis points higher than the 4.21 percent experienced in the second quarter 2021.

Total interest expense for the second quarter 2022 was $1,544,000, a decrease of $1,038,000 or 40 percent as compared to total interest expense of $2,582,000 for the second quarter 2021. The change was primarily the result of a decrease in the volume and cost of time deposits.

Interest expense on deposits decreased $939,000 or 48 percent in the second quarter 2022 compared to the same period in 2021. The average rate paid on interest bearing deposits was 0.26 percent in the second quarter 2022 or 27 basis points lower than the average rate paid of 0.53 percent in the second quarter 2021. The average balance of interest bearing deposits for the second quarter 2022 increased by $83,704,000 or 6 percent compared to the second quarter 2021. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter 2022 increasing 7 percent to $503,211,000 as compared to $470,530,000 for the second quarter 2021. The increase was primarily related to deposits associated with new commercial client relationships.

For the second quarter 2022 interest expense on borrowings decreased $99,000 or 16 percent compared to the second quarter 2021. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $12,080,000 for the second quarter 2022, compared to an average balance of $10,617,000 for the second quarter 2021. The rate on average short-term borrowings for the second quarter 2022 was 0.40 percent, an increase as compared to a rate of 0.38 percent for the second quarter 2021. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and subordinated debentures issued in December 2020 by the Corporation, averaged $52,545,000 for the second quarter 2022 and $71,249,000 for the second quarter 2021. The decrease was attributable to FHLBP advances totaling $25,000,000 which matured and were repaid in the second quarter of 2021 and $10,000,000 in the second quarter 2022. For the second quarter 2022, the rate on average long-term borrowings was 3.98 percent, an increase of 47 basis points as compared to a rate of 3.51 percent for the second quarter 2021. The increase was related to maturing FHLBP advances, which were at lower rates than the remaining long-term borrowings.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$331,335	$648	0.78%	$383,440	$105	0.11%
Investment securities:
Taxable	317,889	1,742	2.20	170,961	813	1.91
Tax-exempt	25,561	132	2.07	20,600	108	2.10
Total investment securities	343,450	1,874	2.19	191,561	921	1.93

Loans:
Taxable (1)	1,557,857	16,648	4.29	1,564,672	16,419	4.21
Tax-exempt	15,837	176	4.46	9,078	91	4.02
Total loans	1,573,694	16,824	4.29	1,573,750	16,510	4.21
Total earning assets	2,248,479	19,346	3.45	2,148,751	17,536	3.27
Other assets (2)	82,763			103,034
Total assets	$2,331,242			$2,251,785
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$981,025	$431	0.18%	$836,011	$426	0.20%
Savings	165,245	12	0.03	131,528	17	0.05
Time	423,298	567	0.54	518,325	1,506	1.17
Total interest bearing deposits	1,569,568	1,010	0.26	1,485,864	1,949	0.53
Short-term borrowings	12,080	12	0.40	10,617	10	0.38
Long-term debt	52,545	522	3.98	71,249	623	3.51
Total interest bearing liabilities	1,634,193	1,544	0.38	1,567,730	2,582	0.66

Noninterest bearing deposits	503,211			470,530
Other liabilities	12,531			13,529
Shareholders' equity	181,307			199,996

Total liabilities and
shareholders' equity	$2,331,242			$2,251,785
Net interest income (tax equivalent basis)		$17,802			$14,954
Net interest margin (3)			3.18%			2.80%
Tax equivalent adjustment		(63)			(40)
Net interest income		$17,739			$14,914

(1)Average balance includes average nonaccrual loans of $30,986,000 for 2022 and $38,801,000 for 2021.

Interest includes net loan fees of $1,218,000 for 2022 and $1,956,000 for 2021.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2022 vs. 2021
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(14)	$557	$543
Investment securities:
Taxable	690	239	929
Tax-exempt	24	0	24
Loans:
Taxable	(820)	1,049	229
Tax-exempt	68	17	85
Total interest income	(52)	1,862	1,810
Interest Expense
Deposits:
Interest bearing demand	74	(69)	5
Savings	4	(9)	(5)
Time	(276)	(663)	(939)
Short-term borrowings	2	0	2
Long-term debt	(126)	25	(101)
Total interest expense	(322)	(716)	(1,038)
Net interest income (tax equivalent basis)	$270	$2,578	$2,848

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the second quarter 2022 was $2,974,000, a $2,622,000 increase as compared to $352,000 provision for the second quarter 2021. The increased provision expense in the second quarter 2022 was impacted by the sale of two nonperforming commercial loan relationships, reducing nonperforming assets by $16,617,000 at a loss of $1,659,000. In addition, another nonperforming commercial loan relationship totaling $967,000 was transferred to other real estate owned during the current period at a loss of $488,000. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance as a percentage of total loans was 1.44 percent at June 30, 2022, as compared to 1.39 percent at December 31, 2021 and 1.43 percent at June 30, 2021.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 50.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter 2022, compared to the second quarter 2021.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Trust and investment services fees	$1,137	$1,143	$(6)	(1)%
Income from mutual fund, annuity and insurance sales	345	344	1	0
Service charges on deposit accounts	1,368	1,319	49	4
Income from bank owned life insurance	308	427	(119)	(28)
Other income	532	359	173	48
Gain on sales of loans held for sale	221	933	(712)	(76)
Loss on write down of assets held for sale	0	(1,174)	1,174	*nm
Total noninterest income	$3,911	$3,351	$560	17%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—The $119,000 or 28 percent decrease in income from bank owned life insurance is due to the recognition of a one-time premium on the purchase of additional bank owned life insurance in the second quarter 2021.

Other income—The $173,000 or 48 percent increase in other income is primarily due to sales tax refunds obtained during the second quarter 2022.

Gain on sales of loans held for sale—The $712,000 or 76 percent decrease in gain on sales of loans was due to the sale of a smaller volume of mortgage loans to the secondary market during the second quarter 2022 compared to the second quarter 2021.

Loss on write down of assets held for sale—The $1,174,000 decrease in loss on write down of assets held for sale was due to the write down in the second quarter 2021 on assets held for sale, compared to none in the second quarter 2022.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter 2022, compared to the second quarter 2021.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Personnel	$8,491	$8,268	$223	3%
Occupancy of premises, net	922	856	66	8
Furniture and equipment	812	793	19	2
Professional and legal	1,055	253	802	317
Marketing	433	438	(5)	(1)
FDIC insurance	188	192	(4)	(2)
Debit card processing	385	397	(12)	(3)
Charitable donations	885	750	135	18
External data processing	1,018	858	160	19
Impaired loan carrying costs	157	87	70	80
Other	1,877	888	989	111
Total noninterest expense	$16,223	$13,780	$2,443	18%

The discussion that follows addresses changes in selected categories of noninterest expense.

Professional and legal—The $802,000 or 317 percent increase in professional and legal expense is attributed to corporate matters in the current period related to the “Agreement,” as discussed in Item 1A on page 53.

Charitable donations—The $135,000 or 18 percent increase in charitable donations expense is attributed to timing of charitable donations in 2022 compared to the prior period. Charitable donations that occurred in the first quarter 2021 occurred during the second quarter 2022.

External data processing—The $160,000 or 19 percent increase in external data processing expense is attributed to increased reliance on technology.

Impaired loan carrying costs—The $70,000 or 80 percent increase in impaired loan carrying costs expense is primarily attributed to an increase in expenses associated with impaired loans compared to the prior period.

Other—The $989,000 or 111 percent increase in other expense is primarily related to corporate matters in the current period related to the “Agreement,” as discussed in Item 1A on page 53.

Provision for Income Taxes

The provision for income taxes for the second quarter 2022 was $500,000 a decrease of $351,000 or 41 percent as compared to the second quarter 2021. The decrease was attributed to lower pre-tax net income for the second quarter 2022 compared to the second quarter 2021. The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 20.4 percent and 20.6 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

The Corporation’s net income (earnings) was $5,006,000 for the first six months of 2022 compared to $7,182,000 for the first six months of 2021, a decrease of $2,176,000.

The schedule below presents selected performance metrics for the first six months of both 2022 and 2021.

	Six months ended
	June 30,
	2022	2021
Basic earnings per share	$0.53	$0.73
Diluted earnings per share	$0.52	$0.73
Cash dividend payout ratio	56.93%	35.67%
Return on average assets	0.42%	0.65%
Return on average equity	5.35%	7.25%
Net interest margin (tax equivalent basis)	2.98%	2.91%
Net overhead ratio	1.96%	1.77%
Efficiency ratio	74.47%	71.45%
Average equity to average assets	7.93%	8.93%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the six months ended June 30, 2022 was $33,440,000, an increase of $3,049,000 or 10 percent compared to net interest income of $30,391,000 for the first six months of 2021. Interest rates on interest bearing deposits with banks, investment securities and loans and lower cost of time deposits contributed to the increase and were partially offset by decreased volume of commercial loans.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 2.98 percent for the first six months of 2022, representing an increase compared to the 2.91 percent net interest margin for the first six months of 2021. The net interest margin expansion was a result of higher levels and rates on investment securities and higher rates on commercial loans, partially offset by a lower volume of commercial loans. Net interest margin also benefited from lower rates on time deposits.

Total interest income for the first six months of 2022 totaled $36,580,000, an increase of $709,000 or 2 percent above the amount of total interest income for the first six months of 2021. The change was primarily a result of higher rates on commercial loans, investment securities and interest bearing deposits with banks, partially offset by a lower volume of commercial loans.

Interest income on loans decreased $1,615,000 or 5 percent in the first six months of 2022 compared to the same period in 2021. The average balance of outstanding loans decreased $25,222,000 or 2 percent in the first six months of 2022 compared to the first six months of 2021, reflecting forgiveness on SBA PPP loans, which also reduced the amount of origination fees recognized between the two periods.

Investment income for the first six months of 2022 increased $2,324,000 or 130 percent compared to the first six months of 2021. The average balance of investment securities increased $130,001,000 or 71 percent in the first six months of 2022 compared to the first six months of 2021, reflecting the change in mix of earning assets from interest bearing deposits with banks to investment securities. The tax-equivalent yield on investments for the first six months of 2022 was 2.12 percent or 31 basis points higher than the 1.81 percent experienced during the first six months of 2021. The average balance of interest bearing deposits with banks increased $52,547,000 or 15 percent in the first six months of 2022 compared to the first six months of 2021. The yield on interest bearing deposits with banks was 0.43 percent for the first six months of 2022, an increase of 32 basis points from 0.11 percent in the first six months of 2021.

Total interest expense for the first six months of 2022 was $3,140,000, a decrease of $2,340,000 or 43 percent as compared to total interest expense of $5,480,000 for the first six months of 2021. The change in interest expense was primarily a result of a decrease in the volume and cost of time deposits.

Interest expense on deposits decreased $2,097,000 or 50 percent in the first six months of 2022 compared to the same period in 2021. The change was due primarily to a decrease in the volume and cost of time deposits. The average balance of interest-bearing deposits for the first six months of 2022, primarily in lower cost core deposits, increased by $113,358,000 or 8 percent compared to the average for the first six months of 2021. The average rate paid on interest-bearing deposits in the first six months of 2022 was 0.26 percent, a decrease from the average rate of 0.57 percent paid on interest-bearing deposits during the first six months of 2021. The average balance of time deposits for the first six months of 2022 decreased $86,727,000 or 17 percent compared to the average time deposits in the first six months of 2021. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first six months of 2022 increasing 13 percent to $507,162,000, as compared to $447,259,000 for the first six months of 2021. The increase was primarily related to deposits associated with new commercial client relationships.

Interest expense on borrowings for the first six months of 2022 decreased 19 percent compared to the first six months of 2021, due to a lower volume of long-term debt. Outstanding long-term debt, consisting primarily of subordinated debentures and Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $53,297,000 for the first six months of 2022, compared to an average balance of approximately $75,430,000 for the same period of 2021. The rate on average long-term debt for the first six months of 2022 was 3.96 percent, an increase as compared to the rate of 3.46 percent for the same period of 2021.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2022				2021
	Average		Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Rate		Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$407,024	$876	0.43%	$	354,477	$186	0.11%
Investment securities:
Taxable	288,164	3,031	2.12		163,224	1,421	1.76
Tax-exempt	25,075	256	2.06		20,014	226	2.28
Total investment securities	313,239	3,287	2.12		183,238	1,647	1.81

Loans:
Taxable (1)	1,537,122	32,241	4.23		1,566,236	33,934	4.37
Tax-exempt	13,378	287	4.33		9,486	188	4.00
Total loans	1,550,500	32,528	4.23		1,575,722	34,122	4.37
Total earning assets	2,270,763	36,691	3.26		2,113,437	35,955	3.43
Other assets (2)	87,410				105,481
Total assets	$2,358,173			$	2,218,918
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$989,158	$761	0.16%	$	825,096	$856	0.21%
Savings	160,639	24	0.03		124,616	31	0.05
Time	437,138	1,287	0.59		523,865	3,282	1.26
Total interest bearing deposits	1,586,935	2,072	0.26		1,473,577	4,169	0.57
Short-term borrowings	11,029	22	0.40		9,184	18	0.40
Long-term debt	53,297	1,046	3.96		75,430	1,293	3.46
Total interest bearing liabilities	1,651,261	3,140	0.38		1,558,191	5,480	0.71

Noninterest bearing deposits	507,162				447,259
Other liabilities	12,649				15,427
Shareholders' equity	187,101				198,041

Total liabilities and
shareholders' equity	$2,358,173			$	2,218,918
Net interest income (tax equivalent basis)		$33,551				$30,475
Net interest margin (3)			2.98%				2.91%
Tax equivalent adjustment		(111)				(84)
Net interest income		$33,440				$30,391

(1)Average balance includes average nonaccrual loans of $31,514,000 for 2022 and $38,259,000 for 2021.

Interest includes net loan fees of $2,647,000 for 2022 and $4,660,000 for 2021.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2022 vs. 2021
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$27	$663	$690
Investment securities:
Taxable	1,201	409	1,610
Tax-exempt	56	(26)	30
Loans:
Taxable	(2,652)	959	(1,693)
Tax-exempt	77	22	99
Total interest income	(1,291)	2,027	736
Interest Expense
Deposits:
Interest bearing demand	171	(266)	(95)
Savings	9	(16)	(7)
Time	(543)	(1,452)	(1,995)
Short-term borrowings	4	0	4
Long-term debt	(292)	45	(247)
Total interest expense	(651)	(1,689)	(2,340)
Net interest income (tax equivalent basis)	$(640)	$3,716	$3,076

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2022, the provision for loan losses was $4,001,000, as compared to a provision of $1,583,000 for the first six months of 2021, an increase of $2,418,000. The increased provision expense in the first six months of 2022 was impacted by the sale of two nonperforming commercial loan relationships, reducing nonperforming assets by $16,617,000 at a loss of $1,659,000. In addition, another nonperforming commercial loan relationship totaling $967,000 was transferred to other real estate owned during the current period at a loss of $488,000. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance as a percentage of total loans was 1.44 percent at June 30, 2022, as compared to 1.39 percent at December 31, 2021 and 1.43 percent at June 30, 2021.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 50.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2022, compared to the first six months of 2021.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Trust and investment services fees	$2,299	$2,195	$104	5%
Income from mutual fund, annuity and insurance sales	675	644	31	5
Service charges on deposit accounts	2,650	2,540	110	4
Income from bank owned life insurance	619	697	(78)	(11)
Other income	951	922	29	3
Gain on sales of loans held for sale	579	1,983	(1,404)	(71)
Loss on write down of assets held for sale	0	(1,174)	1,174	*nm
Loss on sales of securities	0	(23)	23	*nm
Total noninterest income	$7,773	$7,784	$(11)	0%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Gain on sales of loans held for sale—The $1,404,000 or 71 percent decrease in gain on sales of loans is due to the sale of a smaller volume of mortgage loans to the secondary market.

Loss on write down of assets held for sale—The $1,174,000 decrease in loss on write down of assets held for sale was due to the write down in the second quarter 2021 on assets held for sale, compared to none in the second quarter 2022.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2022, compared to the first six months of 2021.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Personnel	$16,881	$16,696	$185	1%
Occupancy of premises, net	1,901	1,829	72	4
Furniture and equipment	1,699	1,631	68	4
Professional and legal	1,914	604	1,310	217
Marketing	833	703	130	18
FDIC insurance	427	418	9	2
Debit card processing	767	677	90	13
Charitable donations	915	938	(23)	(2)
External data processing	1,839	1,678	161	10
Impaired loan carrying costs	295	187	108	58
Other	3,428	2,125	1,303	61
Total noninterest expense	$30,899	$27,486	$3,413	12%

The discussion that follows addresses changes in selected categories of noninterest expense.

Professional and legal—The $1,310,000 or 217 percent increase in professional and legal expense is primarily due to corporate matters in the current period related to the “Agreement,” as discussed in Item 1A on page 53.

Marketing—The $130,000 or 18 percent increase in marketing expense is due to increased activity with branding and marketing campaigns.

Impaired loan carrying costs—The $108,000 or 58 percent increase in impaired loan carrying costs is attributed to higher costs associated with impaired loans incurred during the current period.

Oher—The $1,303,000 or 61 percent increase in other expense is primarily related to corporate matters in the current period related to the “Agreement,” as discussed in Item 1A on page 53.

Provision for Income Taxes

The income tax expense for the first six months of 2022 was $1,307,000, a decrease of $617,000 or 32 percent as compared to the first six months of 2021. The effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 20.7 percent and 21.1 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On June 30, 2022, interest bearing deposits with banks totaled $262,122,000, a decrease of $263,522,000 or 50 percent, compared to the level at year-end 2021. The decrease is primarily the result of the purchase of investment securities, an increase in commercial loans and a decrease in client deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2022, the fair value of investment securities available-for-sale totaled $329,032,000, which represented an increase of $74,747,000 as compared to the fair value of investment securities at year-end 2021. Purchases of securities exceeded the cash flows from principal reductions, sales and maturities during the first six months of 2022.

Loans Held For Sale

On June 30, 2022, loans held for sale were $1,154,000, which was $6,722,000 or 85 percent lower than the level at year-end 2021. This was attributable to lower secondary market mortgage volume and few SBA loans sold in the first half of 2022.

Loans

On June 30, 2022, total loans, net of deferred fees, were $1.56 billion, which was $54,781,000 or 4 percent higher than the level at year-end 2021. New loan originations were offset by a decrease in PPP loans, which totaled $923,000 at June 30, 2022, compared to $27,662,000 at December 31, 2021. Commercial loans within the commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Operating Leases Right-of-Use Assets

On June 30, 2022, operating leases right-of-use assets totaled $3,412,000, which was $1,715,000 or 101 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022. The composition of the Corporation’s leases is provided in Note 8—Leases.

Other Assets

On June 30, 2022, other assets totaled $84,699,000, which was $8,015,000 or 10 percent higher than the level at year-end 2021. The increase was primarily the result of the deferred tax asset associated with available-for-sale investment securities, which increased $7,200,000 between the two periods due to change in market conditions.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2022, deposits totaled $2.04 billion, which reflected a $104,190,000 or 5 percent decrease compared to the level at year-end 2021. Of the decrease in total deposits, $27,213,000 is attributable to noninterest bearing deposits and $76,977,000 is related to interest bearing deposits, primarily time deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $14,249,000 at June 30, 2022, which reflected a $3,488,000 or 32 percent increase compared to the level at year-end 2021.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2022, long-term debt, including subordinated debentures totaled $42,288,000 compared to $52,262,000 at year-end 2021. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Operating Leases Liabilities

On June 30, 2022, operating leases liabilities totaled $3,559,000, which was $1,756,000 or 97 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $175,282,000 on June 30, 2022, a decrease of $20,223,000 or 10 percent compared to the level at year-end 2021. The decrease was primarily related to the higher accumulated other comprehensive loss caused by changing market rate conditions impacting the investment securities portfolio.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.15 per share on July 12, 2022, payable on August 9, 2022, to shareholders of record at the close of business on July 26, 2022. The cash dividend follows a quarterly cash dividend of $0.15 per share distributed in February 2022 and May 2022.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2022 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on June 30, 2022 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at June 30, 2022 has decreased $17,281,000 or 51 percent when compared to year-end 2021.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2022 compared to December 31, 2021.

Table 9 – Nonperforming assets

	June 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans:
Builder & developer	$2,326	$807
Commercial real estate investor	2,550	3,943
Residential real estate investor	984	280
Hotel/Motel	0	12,192
Wholesale & retail	0	0
Manufacturing	4,251	5,125
Agriculture	1,156	4,297
Service	0	971
Commercial other	4,212	5,372
Residential mortgages	103	62
Home equity	476	437
Consumer other	88	96
Total nonaccrual loans	$16,146	$33,582
Accruing loans that are contractually past due 90 days or more as to principal and interest:
Agriculture	0	324
Total accruing loans past due 90 days or more	$0	$324

Other Real Estate Owned:	$479	$0
Total Nonperforming assets	$16,625	$33,906

Troubled debt restructurings (TDRs):
Accruing TDRs	$1,277	$954
TDRs included with nonaccrual loans above	1,690	0
Total TDRs	$2,967	$954

Impaired loans without a valuation allowance	$10,728	$28,348
Impaired loans with a valuation allowance	6,695	6,187
Total impaired loans	$17,423	$34,535
Valuation allowance related to impaired loans	$4,261	$4,058

Nonaccrual loans as a % of total loans	1.02%	2.20%
Nonperforming loans as a % of total loans	1.05%	2.22%
Nonperforming assets as a % of total period-end assets	0.73%	1.40%
ALL as a % of nonaccrual loans	141.61%	67.84%
ALL as a % of nonperforming assets	141.62%	67.19%
ALL as a % of total loans	1.44%	1.39%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.53%	0.52%
Commercial real estate investor	0.67%	1.22%
Residential real estate investor	0.41%	0.12%
Hotel/Motel	0.00%	17.35%
Manufacturing	5.25%	7.05%
Agriculture	1.22%	4.51%
Service	0.00%	1.49%
Commercial other	2.02%	2.42%
Residential mortgages	0.09%	0.06%
Home equity	0.50%	0.46%
Consumer other	0.38%	0.42%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2022, the nonperforming loan portfolio balance totaled $16,146,000, compared to $33,906,000 at year-end 2021. During the first six months of 2022, loans totaling $7,563,000 were transferred to nonaccrual status. Reductions in nonperforming loans through sale totaled $16,600,000, transfers to other real estate owned totaled $967,000 and other payments totaled $7,756,000, representing a net decrease in nonaccrual loans of $17,760,000. In addition, accruing loans 90 days or more past due decreased $324,000 since year-end 2021. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. Foreclosed real estate as of June 30, 2022 was $479,000. At December 31, 2021 there was no foreclosed real estate.

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

The principal balance of all outstanding TDRs was $2,967,000 at June 30, 2022 and $954,000 at December 31, 2021. There was a $1,690,000 allowance allocated to TDRs at June 30, 2022 and none at December 31, 2021. Included in the total TDRs at June 30, 2022, the accruing TDR portfolio balance totaled $1,277,000, compared to $954,000 at year-end 2021.

As of June 30, 2022, there are no modifications for consumer loans, no mortgage loans and three commercial loans totaling $26,298,000 under the CARES Act, which are not considered TDRs. As of June 30, 2021, there were no modifications for consumer loans, four mortgage loans totaling $1,422,000 and 16 commercial loans totaling $67,734,000 under the CARES Act, which are not considered TDRs.

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

The allowance for loan losses increased $83,000 from December 31, 2021 to June 30, 2022. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2022, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $197,965,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $599,439,000. The Corporation’s loan-to-deposit ratio was 77.7 percent as of June 30, 2022, 71.4 percent as of December 31, 2021 and 78.7 percent as of June 30, 2021.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2022, totaled $626,284,000 and consisted of $562,963,000 in unfunded commitments under existing loan facilities, $43,979,000 to grant new loans and $19,342,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 300 and 400 basis point decrease in interest rates were not simulated at this time due to the current interest rate environment.

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 and 200 basis points were within policy limits at June 30, 2022.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$5,602	6.77%	(5.00)%
(100)	$(7,166)	(8.65)%	(5.00)%

+200	$11,051	13.35%	(15.00)%
(200)	$(14,229)	(17.18)%	(15.00)%

+300	$16,683	20.15%	(25.00)%

+400	$22,377	27.02%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of June 30, 2022, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

On April 12, 2022, Codorus Valley Bancorp, Inc. (the "Company") entered into a Cooperation Agreement (the "Agreement") with Driver Opportunity Partners I LP, Driver Management Company LLC and J. Abbott R. Cooper (collectively, "Driver"). Pursuant to the Agreement, and concurrently with the execution of the Agreement, the Company appointed John E. Kiernan to the Company's board of directors (the "Board") and the Corporate Governance and Nominating Committee (the "Nominating Committee"), the Compensation Committee ("Compensation Committee") and the Audit Committee ("Audit Committee") of the Board. Additionally, Mr. Kiernan was elected as Class B director at the Company's 2022 annual meeting of stockholders (the "2022 Annual Meeting") to serve a three-year term. In accordance with the Agreement, on June 14, 2022, the Companyappointed two additional new independent directors to the Board. Current PeoplesBank director Kent K. Matsumoto, Esq. was appointed as a Class A director of the Company and Scott V. Fainor was appointed as a Class C director of the Company. In addition, Mr. Matsumoto was appointed to the Corporate Governance and Nominating Committee of the Board and Mr. Fainor was appointed to the Risk Management Committee of the Board. Additionally, the Audit Committee of the Board engaged Chain Bridge Partners, LLC ("Chain Bridge") to undertake a comprehensive review of the Company's credit risk policies and practices (the "Credit Risk Study"). The review will include (i) an evaluation of the adequacy of the Board's level governance of the Company's lending program, (ii) an assessment of managerial compliance with the Board's approved policies and procedures, including loan underwriting documentation and support, and (iii) a credit review. At the conclusion of the Credit Risk Study, Chain Bridge will issue recommendations for strengthening the Company's credit and underwriting risk management policies and practices.

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

In accordance with the Agreement, Driver withdrew its notice of intent to nominate director candidates for election at the 2022 Annual Meeting. With respect to each annual or special meeting of the Company's stockholders during the term of the Agreement, Driver has agreed to vote the shares of the Company's common stock then held by it in accordance with the Board's recommendations on director election proposals and any other proposals submitted by the Company or a stockholder, except that Driver may vote in its discretion on extraordinary transactions and, other than with respect to certain proposals relating to Board composition, in accordance with the recommendations of Institutional Shareholder Services, Inc. or Glass Lewis & Co. if either of them recommends differently from the

Board. Further, Driver has agreed to a general release of claims with respect to the Company and its affiliates and to voluntarily dismiss with prejudice any and all claims asserted in any actions against the Company or its affiliates in their entirety. During the term of the Agreement, the Company and Driver have agreed that they will not disparage each other.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	$0	0	$5,000,000
March 1 - 31, 2021	0	$0	0	$5,000,000
April 1 - 30, 2021	0	$0	0	$5,000,000
May 1 - 31, 2021	142,541	$18.75	142,541	$2,327,356
June 1 - 30, 2021	0	$0	0	$2,327,356
July 1 - 31, 2021	0	$0	0	$2,327,356
August 1 - 31, 2021	99,607	$22.49	99,607	$0
September 1 - 30, 2021	65,213	$22.10	65,213	$3,558,793
October 1 - 31, 2021	59,585	$22.63	59,585	$2,210,384
November 1 - 30, 2021	66,113	$22.28	66,113	$737,387
December 1 - 31, 2021	32,375	$21.72	32,375	$34,202

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2022	1,535	$22.00	1,535	$5,000,000
February 1 - 28, 2022	0	$0	0	$5,000,000
March 1 - 31, 2022	0	$0	0	$5,000,000
April1 - 30, 2022	0	$0	0	$5,000,000
May 1 - 31, 2022	0	$0	0	$5,000,000
June 1 - 30, 2022	0	$0	0	$5,000,000

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

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2022. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the new Program during the three and six months ended June 30, 2022.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

August 8, 2022	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

August 8, 2022	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)