Form 10-Q
period 2022-09-30
CODORUS VALLEY BANCORP INC
filed 2022-11-07
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 28, 2022, 9,554,605 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2022	2021
Assets
Interest bearing deposits with banks	$201,024	$525,644
Cash and due from banks	21,772	19,850
Total cash and cash equivalents	222,796	545,494
Securities, available-for-sale	343,253	254,285
Restricted investment in bank stocks, at cost	955	1,311
Loans held for sale	863	7,876
Loans (net of deferred fees of $3,731 - 2022 and $4,368 - 2021)	1,599,033	1,529,751
Less-allowance for loan losses	(22,232)	(22,782)
Net loans	1,576,801	1,506,969
Premises and equipment, net	21,094	21,955
Operating leases right-of-use assets	3,242	1,697
Goodwill	2,301	2,301
Other assets	87,100	76,684
Total assets	$2,258,405	$2,418,572

Liabilities
Deposits
Noninterest bearing	$486,946	$524,609
Interest bearing	1,527,061	1,619,156
Total deposits	2,014,007	2,143,765
Short-term borrowings	13,251	10,761
Long-term debt	11,557	21,579
Subordinate debentures - face amount $31,000 (less discount and debt
issuance cost of $256 at September 30, 2022 and $317 at December 31, 2021)	30,744	30,683
Operating leases liabilities	3,381	1,803
Other liabilities	17,126	14,476
Total liabilities	2,090,066	2,223,067

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at September 30, 2022 and 0 at December 31, 2021	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,660 at September 30, 2022 and 9,883,187 at December 31, 2021; and
shares outstanding: 9,547,652 at September 30, 2022 and 9,472,404 at December 31, 2021	24,709	24,708
Additional paid-in capital	141,929	142,067
Retained earnings	45,648	37,769
Accumulated other comprehensive loss	(36,499)	(164)
Treasury stock shares outstanding, at cost: 336,008 shares at September 30, 2022
and 410,783 at December 31, 2021	(7,448)	(8,875)
Total shareholders' equity	168,339	195,505
Total liabilities and shareholders' equity	$2,258,405	$2,418,572

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income
Loans, including fees	$18,994	$17,106	$51,463	$51,190
Investment securities:
Taxable	2,069	927	5,081	2,299
Tax-exempt	113	88	317	268
Dividends	11	6	30	55
Other	1,486	174	2,362	360
Total interest income	22,673	18,301	59,253	54,172
Interest expense
Deposits	1,807	1,724	3,879	5,893
Federal funds purchased and other short-term borrowings	13	12	35	30
Long-term debt	28	100	216	557
Subordinated debentures	474	417	1,332	1,253
Total interest expense	2,322	2,253	5,462	7,733
Net interest income	20,351	16,048	53,791	46,439
(Recovery of) provision for loan losses	(567)	349	3,434	1,932
Net interest income after (recovery of) provision for loan losses	20,918	15,699	50,357	44,507

Noninterest income
Trust and investment services fees	1,141	1,151	3,440	3,346
Income from mutual fund, annuity and insurance sales	283	349	958	993
Service charges on deposit accounts	1,395	1,304	4,045	3,844
Income from bank owned life insurance	322	326	941	1,023
Other income	528	518	1,479	1,440
Gain on sales of loans held for sale	42	490	621	2,473
Loss on write down of assets held for sale	(100)	(30)	(100)	(1,204)
Loss on sales of securities	0	0	0	(23)
Total noninterest income	3,611	4,108	11,384	11,892

Noninterest expense
Personnel	9,243	8,047	26,124	24,743
Occupancy of premises, net	943	869	2,844	2,698
Furniture and equipment	852	836	2,551	2,467
Professional and legal	367	449	2,281	1,053
Marketing	507	462	1,340	1,165
FDIC insurance	190	242	617	660
Debit card processing	455	404	1,222	1,081
Charitable donations	56	121	971	1,059
External data processing	981	809	2,820	2,487
Impaired loan carrying costs	217	94	512	281
Other	1,511	1,326	4,939	3,451
Total noninterest expense	15,322	13,659	46,221	41,145
Income before income taxes	9,207	6,148	15,520	15,254
Provision for income taxes	2,053	1,365	3,360	3,289
Net income	$7,154	$4,783	$12,160	$11,965
Net income per share, basic	$0.75	$0.49	$1.28	$1.22
Net income per share, diluted	$0.75	$0.49	$1.27	$1.22

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2022	2021
Net income	$7,154	$4,783
Other comprehensive income:
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $4,005 and $182, respectively)	(13,037)	(683)
Net unrealized losses	(13,037)	(683)
Comprehensive (loss) income	$(5,883)	$4,100

	Nine months ended
	September 30,
(dollars in thousands)	2022	2021
Net income	$12,160	$11,965
Other comprehensive income:
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $11,162 and $573, respectively)	(36,335)	(2,154)
Reclassification adjustment for losses included in net income
(net of tax benefit of $0 and $5, respectively) (a) (b)	0	18
Net unrealized losses	(36,335)	(2,136)
Comprehensive (loss) income	$(24,175)	$9,829

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$12,160	$11,965
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,879	1,956
Net amortization of premiums on securities	590	749
Amortization of deferred loan origination fees and costs	(2,087)	(5,968)
Net amortization of operating lease right of use assets	515	448
Net amortization of finance lease right of use assets	35	35
Amortization of subordinated debentures issuance fees	61	61
Net change in operating lease liabilities	(483)	(462)
Provision for loan losses	3,434	1,932
Writedown of assets held for sale	91	1,204
Increase in bank owned life insurance	(941)	(1,023)
Originations of mortgage loans held for sale	(15,911)	(67,628)
Originations of SBA loans held for sale	(722)	(8,242)
Proceeds from sales of mortgage loans held for sale	18,072	74,722
Proceeds from sales of SBA loans held for sale	6,187	10,187
Gain on sales of mortgage loans held for sale	(464)	(2,248)
Gain on sales of SBA loans held for sale	(157)	(225)
Loss (gain) on disposal of premises and equipment	9	(25)
Loss on sales of securities, available-for-sale	0	23
Stock-based compensation	737	568
(Increase) decrease in interest receivable	(854)	3,906
Decrease in other assets	3,058	178
Increase in interest payable	419	104
Increase in other liabilities	2,232	2,799
Net cash provided by operating activities	27,860	25,016
Cash flows from investing activities
Purchases of securities, available-for-sale	(170,715)	(235,564)
Maturities, repayments and calls of securities, available-for-sale	33,653	188,710
Sales of securities, available-for-sale	0	3,803
Net decrease in restricted investment in bank stock	356	1,282
Net (increase) decrease in loans made to customers	(71,657)	25,321
Purchases of premises and equipment	(1,170)	(1,467)
Investment in bank owned life insurance	(7)	(7,007)
Proceeds from bank owned life insurance	0	450
Net cash used in investing activities	(209,540)	(24,472)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(61,206)	228,882
Net decrease in time deposits	(68,552)	(43,061)
Net increase in short-term borrowings	2,490	3,760
Repayment of long-term debt	(10,000)	(25,000)
Net change in finance lease liabilities	(21)	(20)
Cash dividends paid to shareholders	(4,281)	(3,830)
Payment of taxes related to stock withheld	(78)	(12)
Treasury stock reissued	664	313
Treasury stock repurchased	(34)	(6,189)
Proceeds from issuance of stock, net	0	237
Net cash (used in) provided by financing activities	(141,018)	155,080
Net (decrease) increase in cash and cash equivalents	(322,698)	155,624
Cash and cash equivalents at beginning of year	545,494	335,793
Cash and cash equivalents at end of period	$222,796	$491,417

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			3,053			3,053
Other comprehensive loss, net of tax				(13,793)		(13,793)
Cash dividends ($0.15 per share)			(1,421)			(1,421)
Stock-based compensation		289				289
Repurchased stock - 1,535 shares					(34)	(34)
Withheld stock - 3,177 shares					(70)	(70)
Issuance and reissuance of stock:
6,734 shares under the dividend reinvestment and stock purchase plan		20			126	146
3,137 shares under the employee stock option plan		(15)			59	44
50,559 shares of stock-based compensation awards		(952)			952	0
Balance, March 31, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Balance, April 1, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Net income			1,953			1,953
Other comprehensive loss, net of tax				(9,505)		(9,505)
Cash dividends ($0.15 per share)			(1,428)			(1,428)
Stock-based compensation		208				208
Forfeiture of restricted stock and withheld shares - 6,659 shares		91			(91)	0
Issuance and reissuance of stock:
6,348 shares under the dividend reinvestment and stock purchase plan		22			120	142
5,769 shares under the stock option plan		(48)			109	61
7,223 shares under employee stock purchase plan		(4)			136	132
Balance, June 30, 2022	$24,708	$141,678	$39,926	$(23,462)	$(7,568)	$175,282
Balance, July 1, 2022	$24,708	$141,678	$39,926	$(23,462)	$(7,568)	$175,282
Net income			7,154			7,154
Other comprehensive loss, net of tax				(13,037)		(13,037)
Cash dividends ($0.15 per share)			(1,432)			(1,432)
Stock-based compensation		240				240
Withheld stock - 375 shares					(8)	(8)
Issuance and reissuance of stock:
6,751 shares under the dividend reinvestment and stock purchase plan		12			128	140
473 shares of stock-based compensation awards	1	(1)				0
Balance, September 30, 2022	$24,709	$141,929	$45,648	$(36,499)	$(7,448)	$168,339
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			3,900			3,900
Other comprehensive loss, net of tax				(2,093)		(2,093)
Cash dividends ($0.13 per share)			(1,278)			(1,278)
Stock-based compensation		101				101
Withheld stock - 279 shares					(5)	(5)
Issuance and reissuance of stock:
7,175 shares under the dividend reinvestment and stock purchase plan	18	98				116
5,702 shares under the employee stock option plan	14	31			5	50
43,212 shares of stock-based compensation awards	108	(108)				0
Balance, March 31, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Balance, April 1, 2021	$24,692	$141,583	$31,002	$1,474	$0	$198,751
Net income			3,282			3,282
Other comprehensive income, net of tax				640		640
Cash dividends ($0.13 per share)			(1,284)			(1,284)
Stock-based compensation		294				294
Repurchased stock - 142,541 shares					(2,672)	(2,672)
Issuance and reissuance of stock:
6,495 shares under the dividend reinvestment and stock purchase plan	16	104				120
9,909 shares under the stock option plan		(41)			183	142
Balance, June 30, 2021	$24,708	$141,940	$33,000	$2,114	$(2,489)	$199,273
Balance, July 1, 2021	$24,708	$141,940	$33,000	$2,114	$(2,489)	$199,273
Net income			4,783			4,783
Other comprehensive loss, net of tax				(683)		(683)
Cash dividends ($0.13 per share)			(1,268)			(1,268)
Stock-based compensation		173				173
Withheld stock - 274 shares					(6)	(6)
Repurchase stock - 164,820 shares					(3,682)	(3,682)
Issuance and reissuance of stock:
5,370 shares under the dividend reinvestment and stock purchase plan		22			100	122
1,368 shares of stock-based compensation awards		(25)			25	0
Balance, September 30, 2021	$24,708	$142,110	$36,515	$1,431	$(6,052)	$198,712

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of September 30, 2022, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended September 30, 2022. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2022 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

•Changes in underwriting standards and loan terms

•Changes in the quality of the loan review system

•Changes in the experience/ability of lending management and key lending staff

•Regulatory and legal regulations that could affect the level of credit losses

•Other pertinent environmental factors

As disclosed in Note 4—Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. As a result of the COVID-19 pandemic, the commercial loan segments of hotel/motel and the restaurant and recreation segments included under other commercial loans continue to present a higher level of risk than other commercial loan classifications. Within the consumer loan segment, junior (i.e., second) liens present a higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral, which could render the

Corporation under-secured or unsecured. In addition, economic and housing market conditions can adversely affect the ability of some borrowers to service their debt.

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

Loan-Level Interest Rate Swaps

During the second quarter of 2021, PeoplesBank entered into loan-level interest rate swaps (“swaps”) to facilitate certain client transactions and to meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments, which would be accounted for using hedge accounting.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan clients, and PeoplesBank simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the client pays a fixed interest rate and PeoplesBank receives a floating interest rate.  The swap positions with clients are equally offset with the dealer counterparties to minimize the potential impact on PeoplesBank’s financial statements.

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

Derivatives contain an element of credit risk, including the possibility that PeoplesBank will incur a loss because a party to the agreements, which may be a dealer counterparty or a client, fails to meet its contractual obligations. Derivative contracts may only be executed with dealer counterparties as approved by the Board of Directors.  Similarly, derivatives with clients may only be executed with clients within credit exposure limits approved by the Board of Directors.

Interest rate swaps, recorded at fair value, are included in other assets on the Consolidated Balance Sheets. Additional information is provided in Note 15 – Interest Rate Swaps.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value. The balance of $585,000 at September 30, 2022 consisted of two retail banking properties, one of which closed in the second quarter of 2022, the other is scheduled to close in the fourth quarter of 2022. The balance of $567,000 at December 31, 2021 consisted of one retail banking property which was closed in the second quarter of 2022. Bank premises and equipment designated as held for sale is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2022 there was $479,000 of foreclosed real estate, none of which was residential real estate compared to no foreclosed real estate at December 31, 2021. As of September 30, 2022, there were no consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $102,000 as of December 31, 2021.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2022, the balance of residential mortgage loans serviced for third parties was $57,573,000 compared to $66,885,000 at December 31, 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Amortized cost:
Balance at beginning of period	$315	$458	$380	$511
Originations of mortgage servicing rights	0	5	6	36
Amortization expense	(20)	(45)	(91)	(219)
Valuation allowance	0	2	0	92
Balance at end of period	$295	$420	$295	$420

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2022. There were no conditions or events that would trigger an analysis or impairment since October 1, 2022.

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

Trust and investment service fees: The Corporation provides trust, investment management custody and irrevocable life insurance trust services to clients. Such services are rendered in accordance with the underlying contracts for which fees are earned. The Corporation’s performance obligations are generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for services rendered is primarily received in the following month.

Income from mutual fund, annuity and insurance sales: The Corporation sells mutual funds, annuity and insurance products to its clients. The Corporation’s performance obligation is met upon the signing of the product agreement and, in certain cases, a time component may exist when the client has the right to rescind the agreement with or without penalty. The Corporation recognizes revenues upon delivery of the product or service unless there is a time component in which case revenues are recognized utilizing the expected value method. Payment for services rendered is primarily received in the following month.

Service charges on deposits accounts: These represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Other service charges include revenue from processing wire transfers, cashier’s checks and other services. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the clients’ accounts.

Other noninterest income: The Corporation evaluated individual components of other noninterest income, such as credit card merchant fees, credit and gift card fees and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through payment networks, such as Visa. Credit and gift card income is realized through a third party provider who issues cards as private label in the Corporation’s name. ATM fees are primarily generated when a non-Corporation cardholder uses a Corporation ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer’s card is processed through card payment networks, such as Visa or Pulse. Merchant services income is realized through a third party service provider who is contracted by the Corporation under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions. The Corporation’s performance obligation for these fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received within a one to three day lag or in the following month.

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$7,154	$4,783	$12,160	$11,965

Weighted average shares outstanding (basic)	9,545	9,699	9,521	9,785
Effect of dilutive stock options	23	48	29	36
Weighted average shares outstanding (diluted)	9,568	9,747	9,550	9,821

Basic earnings per share	$0.75	$0.49	$1.28	$1.22
Diluted earnings per share	$0.75	$0.49	$1.27	$1.22

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2022	2021
Cash paid during the period for:
Income taxes	$531	$3,135
Interest	$5,044	$7,629

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$479	$0
Transfer of loans to held for sale	$16,617	$0
Transfer of premises and equipment to assets held for sale	$109	$2,715
Initial recognition of operating lease right-of-use assets	$2,061	$18
Initial recognition of operating lease liabilities	$2,061	$18

Recent Accounting Pronouncements

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the current expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard was delayed and is now effective as to the Corporation for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation selected a third party vendor solution to assist with the application of ASU 2016-013 and the loss estimation models are materially complete. A third party was engaged to provide model validation services prior to adoption. This engagement is ongoing and includes a validation of the model’s conceptual soundness, process verification, outcomes analysis and the model’s process and governance. While the Corporation anticipates the allowance for loan losses will increase under its current assumptions, the impact of adopting ASU 2016-013 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the adoption date.

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

Note 2 – Securities

A summary of securities available-for-sale at September 30, 2022 and December 31, 2021 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. Corporates include subordinated debt issued by domestic community banks. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2022, 81 percent of the fair value of the municipal bond portfolio was concentrated in bonds representing obligations of municipalities located in the Commonwealth of Pennsylvania. The portfolio was intentionally diversified to limit exposure with the largest issuer at $1.8 million. At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2022
Debt securities:
U.S. Treasury notes	$19,650	$0	$(584)	$19,066
U.S. agency	12,000	0	(1,419)	10,581
U.S. agency mortgage-backed, residential	282,551	0	(34,666)	247,885
State and municipal	37,940	12	(7,478)	30,474
Corporates	38,823	0	(3,576)	35,247
Total debt securities	$390,964	$12	$(47,723)	$343,253
December 31, 2021
Debt securities:
U.S. agency	$3,500	$0	$(104)	$3,396
U.S. agency mortgage-backed, residential	181,783	2,148	(1,996)	181,935
State and municipal	36,319	250	(413)	36,156
Corporates	32,891	166	(259)	32,798
Total debt securities	$254,493	$2,564	$(2,772)	$254,285

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

The amortized cost and estimated fair value of debt securities at September 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$202	$201
Due after one year through five years	127,080	118,158
Due after five years through ten years	227,101	195,161
Due after ten years	36,581	29,733
Total debt securities	$390,964	$343,253

Investment securities having a carrying value of $213,959,000 and $184,938,000 on September 30, 2022 and December 31, 2021, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2022
Debt securities:
U.S. Treasury notes	4	$19,066	$(584)	0	$0	$0	4	$19,066	$(584)
U.S. agency	7	7,715	(785)	2	2,866	(634)	9	10,581	(1,419)
U.S. agency mortgage-backed, residential	173	179,498	(19,769)	49	66,428	(14,897)	222	245,926	(34,666)
State and municipal	25	13,291	(2,205)	22	15,781	(5,273)	47	29,072	(7,478)
Corporates	24	27,105	(2,717)	7	6,641	(859)	31	33,746	(3,576)
Total temporarily impaired debt
securities, available-for-sale	233	$246,675	$(26,060)	80	$91,716	$(21,663)	313	$338,391	$(47,723)
December 31, 2021
Debt securities:
U.S. agency	2	$3,396	$(104)	0	$0	$0	2	$3,396	$(104)
U.S. agency mortgage-backed, residential	62	112,395	(1,665)	5	12,373	(331)	67	124,768	(1,996)
State and municipal	22	20,481	(355)	2	2,749	(58)	24	23,230	(413)
Corporates	13	15,737	(244)	1	485	(15)	14	16,222	(259)
Total temporarily impaired debt
securities, available-for-sale	99	$152,009	$(2,368)	8	$15,607	$(404)	107	$167,616	$(2,772)

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

The Corporation believes that unrealized losses at September 30, 2022 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2022 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2022 and December 31, 2021, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2022 and 2021. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2022 and 2021.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2022 and December 31, 2021. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2022	Loans	2021	Loans
Builder & developer	$139,232	8.7	$156,462	10.2
Commercial real estate investor	376,438	23.5	322,887	21.1
Residential real estate investor	243,659	15.2	227,017	14.8
Hotel/Motel	62,944	3.9	70,254	4.6
Wholesale & retail	68,408	4.3	76,340	5.0
Manufacturing	91,615	5.7	72,720	4.8
Agriculture	90,730	5.7	95,317	6.2
Service	70,347	4.4	65,163	4.3
Other	210,571	13.3	222,179	14.5
Total commercial related loans	1,353,944	84.7	1,308,339	85.5
Residential mortgages	124,005	7.8	103,741	6.8
Home equity	95,906	6.0	94,842	6.2
Other	25,178	1.5	22,829	1.5
Total consumer related loans	245,089	15.3	221,412	14.5
Total loans	$1,599,033	100.0	$1,529,751	100.0

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2022 and December 31, 2021.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2022
Builder & developer	$127,548	$4,779	$4,637	$2,268	$139,232
Commercial real estate investor	372,564	0	1,346	2,528	376,438
Residential real estate investor	242,794	0	0	865	243,659
Hotel/Motel	58,153	0	4,791	0	62,944
Wholesale & retail	65,780	344	2,284	0	68,408
Manufacturing	87,173	0	646	3,796	91,615
Agriculture	81,085	8,111	384	1,150	90,730
Service	63,993	391	5,963	0	70,347
Other	191,447	3,701	11,275	4,148	210,571
Total commercial related loans	1,290,537	17,326	31,326	14,755	1,353,944
Residential mortgage	123,185	0	777	43	124,005
Home equity	95,443	0	0	463	95,906
Other	25,178	0	0	0	25,178
Total consumer related loans	243,806	0	777	506	245,089
Total loans	$1,534,343	$17,326	$32,103	$15,261	$1,599,033

December 31, 2021
Builder & developer	$142,983	$6,016	$6,656	$807	$156,462
Commercial real estate investor	316,976	929	1,039	3,943	322,887
Residential real estate investor	226,126	0	611	280	227,017
Hotel/Motel	40,789	0	17,273	12,192	70,254
Wholesale & retail	73,821	1,346	1,173	0	76,340
Manufacturing	67,544	0	51	5,125	72,720
Agriculture	90,226	80	714	4,297	95,317
Service	57,667	404	6,121	971	65,163
Other	201,226	1,384	14,197	5,372	222,179
Total commercial related loans	1,217,358	10,159	47,835	32,987	1,308,339
Residential mortgage	103,669	0	10	62	103,741
Home equity	94,358	47	0	437	94,842
Other	22,733	0	0	96	22,829
Total consumer related loans	220,760	47	10	595	221,412
Total loans	$1,438,118	$10,206	$47,845	$33,582	$1,529,751

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2022 and December 31, 2021. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2022
Builder & developer	$978	$1,069	$1,465	$1,509	$423	$2,443	$2,578
Commercial real estate investor	2,832	4,080	0	0	0	2,832	4,080
Residential real estate investor	654	667	211	215	154	865	882
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	3,796	3,835	0	0	0	3,796	3,835
Agriculture	402	480	748	930	655	1,150	1,410
Service	0	0	0	0	0	0	0
Other commercial	0	0	4,147	5,059	3,199	4,147	5,059
Total impaired commercial related loans	8,662	10,131	6,571	7,713	4,431	15,233	17,844
Residential mortgage	810	811	0	0	0	810	811
Home equity	463	515	0	0	0	463	515
Other consumer	0	0	0	0	0	0	0
Total impaired consumer related loans	1,273	1,326	0	0	0	1,273	1,326
Total impaired loans	$9,935	$11,457	$6,571	$7,713	$4,431	$16,506	$19,170

December 31, 2021
Builder & developer	$991	$1,078	$0	$0	$0	$991	$1,078
Commercial real estate investor	2,834	2,854	1,878	1,878	1,464	4,712	4,732
Residential real estate investor	280	438	0	0	0	280	438
Hotel/Motel	12,192	12,754	0	0	0	12,192	12,754
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	5,125	5,501	0	0	0	5,125	5,501
Agriculture	2,709	2,893	1,588	1,784	467	4,297	4,677
Service	0	0	971	1,061	377	971	1,061
Other commercial	3,622	4,376	1,750	2,389	1,750	5,372	6,765
Total impaired commercial related loans	27,753	29,894	6,187	7,112	4,058	33,940	37,006
Residential mortgage	62	64	0	0	0	62	64
Home equity	437	474	0	0	0	437	474
Other consumer	96	104	0	0	0	96	104
Total impaired consumer related loans	595	642	0	0	0	595	642
Total impaired loans	$28,348	$30,536	$6,187	$7,112	$4,058	$34,535	$37,648

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2022 and 2021. Interest income on loans with no related allowance is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended September 30, 2022
Builder & developer	$982	$0	$1,492	$0	$2,474	$0
Commercial real estate investor	2,855	4	0	0	2,855	4
Residential real estate investor	711	4	213	0	924	4
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,023	0	0	0	4,023	0
Agriculture	405	0	748	0	1,153	0
Service	0	0	0	0	0	0
Other commercial	0	0	4,179	0	4,179	0
Total impaired commercial related loans	8,976	8	6,632	0	15,608	8
Residential mortgage	842	6	0	0	842	6
Home equity	470	0	0	0	470	0
Other consumer	44	15	0	0	44	15
Total impaired consumer related loans	1,356	21	0	0	1,356	21
Total impaired loans	$10,332	$29	$6,632	$0	$16,964	$29

Three months ended September 30, 2021
Builder & developer	$1,006	$0	$0	$0	$1,006	$0
Commercial real estate investor	1,024	11	0	0	1,024	11
Residential real estate investor	2,496	8	395	0	2,891	8
Hotel/Motel	12,550	0	0	0	12,550	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	7,348	19	0	0	7,348	19
Agriculture	4,835	0	1,092	0	5,927	0
Service	486	0	485	0	971	0
Other commercial	3,612	0	4,128	61	7,740	61
Total impaired commercial related loans	33,357	38	6,100	61	39,457	99
Residential mortgage	33	0	0	0	33	0
Home equity	541	0	0	0	541	0
Other consumer	171	0	0	0	171	0
Total impaired consumer related loans	745	0	0	0	745	0
Total impaired loans	$34,102	$38	$6,100	$61	$40,202	$99

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Nine months ended September 30, 2022
Builder & developer	$986	$0	746	$0	$1,732	$0
Commercial real estate investor	2,993	18	469	0	3,462	18
Residential real estate investor	466	27	106	0	572	27
Hotel/Motel	6,067	0	0	0	6,067	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,478	37	0	0	4,478	37
Agriculture	1,482	501	771	0	2,253	501
Service	0	0	486	0	486	0
Other commercial	996	177	3,596	0	4,592	177
Total impaired commercial related loans	17,468	760	6,174	0	23,642	760
Residential mortgage	452	13	280	8	732	21
Home equity	459	27	0	0	459	27
Other consumer	69	15	0	0	69	15
Total impaired consumer related loans	980	55	280	8	1,260	63
Total impaired loans	$18,448	$815	6,454	$8	$24,902	$823

Nine months ended September 30, 2021
Builder & developer	$901	$0	$0	$0	$901	$0
Commercial real estate investor	1,080	34	0	0	1,080	34
Residential real estate investor	1,557	66	1,305	0	2,862	66
Hotel/Motel	12,506	0	0	0	12,506	0
Wholesale & retail	118	14	0	0	118	14
Manufacturing	7,500	19	0	0	7,500	19
Agriculture	3,491	37	1,105	0	4,596	37
Service	728	0	243	0	971	0
Other commercial	4,871	26	3,990	61	8,861	87
Total impaired commercial related loans	32,752	196	6,643	61	39,395	257
Residential mortgage	54	0	0	0	54	0
Home equity	592	0	0	0	592	0
Other consumer	222	7	0	0	222	7
Total impaired consumer related loans	868	7	0	0	868	7
Total impaired loans	$33,620	$203	$6,643	$61	$40,263	$264

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2022 and December 31, 2021.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2022
Builder & developer	$0	$0	$0	$2,268	$2,268	$136,964	$139,232
Commercial real estate investor	0	0	0	2,528	2,528	373,910	376,438
Residential real estate investor	0	0	16	865	881	242,778	243,659
Hotel/Motel	0	0	0	0	0	62,944	62,944
Wholesale & retail	2	41	0	0	43	68,365	68,408
Manufacturing	0	0	0	3,796	3,796	87,819	91,615
Agriculture	0	0	0	1,150	1,150	89,580	90,730
Service	0	0	0	0	0	70,347	70,347
Other	0	0	0	4,148	4,148	206,423	210,571
Total commercial related loans	2	41	16	14,755	14,814	1,339,130	1,353,944
Residential mortgage	0	0	0	43	43	123,962	124,005
Home equity	81	0	0	463	544	95,362	95,906
Other	6	0	0	0	6	25,172	25,178
Total consumer related loans	87	0	0	506	593	244,496	245,089
Total loans	$89	$41	$16	$15,261	$15,407	$1,583,626	$1,599,033

December 31, 2021
Builder & developer	$0	$0	$0	$807	$807	$155,655	$156,462
Commercial real estate investor	0	812	0	3,943	4,755	318,132	322,887
Residential real estate investor	0	0	0	280	280	226,737	227,017
Hotel/Motel	0	0	0	12,192	12,192	58,062	70,254
Wholesale & retail	0	183	0	0	183	76,157	76,340
Manufacturing	0	0	0	5,125	5,125	67,595	72,720
Agriculture	0	0	324	4,297	4,621	90,696	95,317
Service	0	0	0	971	971	64,192	65,163
Other	9	34	0	5,372	5,415	216,764	222,179
Total commercial related loans	9	1,029	324	32,987	34,349	1,273,990	1,308,339
Residential mortgage	0	308	0	62	370	103,371	103,741
Home equity	193	0	0	437	630	94,212	94,842
Other	5,869	132	0	96	6,097	16,732	22,829
Total consumer related loans	6,062	440	0	595	7,097	214,315	221,412
Total loans	$6,071	$1,469	$324	$33,582	$41,446	$1,488,305	$1,529,751

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $2,891,000 at September 30, 2022 and $954,000 at December 31, 2021. There was a $1,645,000 allowance allocated at September 30, 2022 and none at December 31, 2021. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

As of September 30, 2022, there are no modifications for consumer loans, no modifications for mortgage loans and two commercial loans totaling approximately $26,208,000 under the CARES Act, which are not considered TDRs. As of September 30, 2021, there were no modifications for consumer loans, two mortgage loans totaling approximately $1,163,000 and five commercial loans totaling approximately $40,000,000 under the CARES Act, which are not considered TDRs.

The below table shows loans whose terms have been modified as TDRs during the three and nine months ended September 30, 2022 and 2021. TDR concessions include maturity extensions, below market interest rates relative to new debt with similar risk and interest or principal forgiveness. There were no defaults for the three and nine months ended September 30, 2022 and September 30, 2021 for TDRs entered into during the previous 12 month period.

	TDR Modifications

	Number	Recorded
	of	Investment
(dollars in thousands)	Contracts	at Period End
Three months ended:

September 30, 2022
None

September 30, 2021
None

Nine months ended:

September 30, 2022
Commercial related loans nonaccrual	2	$0
Consumer related loans accruing	2	$767
Consumer related loans nonaccrual	1	$0

September 30, 2021
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2022 and 2021.

	Allowance for Loan Losses
	July 1, 2022				September 30, 2022
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,290	$0	$12	$(176)	$2,126
Commercial real estate investor	5,766	(22)	0	(13)	5,731
Residential real estate investor	3,483	(52)	1	(670)	2,762
Hotel/Motel	1,262	(10)	179	(345)	1,086
Wholesale & retail	518	0	0	17	535
Manufacturing	858	0	0	128	986
Agriculture	1,454	0	40	150	1,644
Service	827	(248)	1	443	1,023
Other commercial	5,936	0	6	(126)	5,816
Total commercial related loans	22,394	(332)	239	(592)	21,709
Residential mortgage	212	0	0	31	243
Home equity	195	0	24	(19)	200
Other consumer	75	(3)	6	2	80
Total consumer related loans	482	(3)	30	14	523
Unallocated	(11)	0	0	11	0
Total	$22,865	$(335)	$269	$(567)	$22,232

	Allowance for Loan Losses
	July 1, 2021				September 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,218	$0	$0	$(85)	$2,133
Commercial real estate investor	3,492	0	0	246	3,738
Residential real estate investor	3,828	(17)	4	(36)	3,779
Hotel/Motel	1,309	0	0	(67)	1,242
Wholesale & retail	2,015	0	0	35	2,050
Manufacturing	790	0	0	96	886
Agriculture	1,440	0	0	(135)	1,305
Service	750	0	0	378	1,128
Other commercial	5,544	(19)	3	(131)	5,397
Total commercial related loans	21,386	(36)	7	301	21,658
Residential mortgage	265	0	0	16	281
Home equity	273	0	0	5	278
Other consumer	87	(2)	7	3	95
Total consumer related loans	625	(2)	7	24	654
Unallocated	0	0	0	24	24
Total	$22,011	$(38)	$14	$349	$22,336

	Allowance for Loan Losses
	January 1, 2022				September 30, 2022
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,408	$0	$12	$(294)	$2,126
Commercial real estate investor	5,647	(1,249)	0	1,333	5,731
Residential real estate investor	3,493	(52)	10	(689)	2,762
Hotel/Motel	968	(1,669)	179	1,608	1,086
Wholesale & retail	1,989	0	0	(1,454)	535
Manufacturing	883	0	0	103	986
Agriculture	1,307	(535)	40	832	1,644
Service	981	(736)	1	777	1,023
Other commercial	4,656	(3)	30	1,133	5,816
Total commercial related loans	22,332	(4,244)	272	3,349	21,709
Residential mortgage	186	0	0	57	243
Home equity	191	(49)	26	32	200
Other consumer	74	(6)	17	(5)	80
Total consumer related loans	451	(55)	43	84	523
Unallocated	(1)	0	0	1	0
Total	$22,782	$(4,299)	$315	$3,434	$22,232

	Allowance for Loan Losses
	January 1, 2021				September 30, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$0	$99	$2,133
Commercial real estate investor	3,177	0	0	561	3,738
Residential real estate investor	3,944	(233)	51	17	3,779
Hotel/Motel	1,440	0	0	(198)	1,242
Wholesale & retail	2,416	0	0	(366)	2,050
Manufacturing	840	0	0	46	886
Agriculture	1,288	0	0	17	1,305
Service	457	0	0	671	1,128
Other commercial	5,002	(709)	26	1,078	5,397
Total commercial related loans	20,598	(942)	77	1,925	21,658
Residential mortgage	256	0	0	25	281
Home equity	287	(5)	2	(6)	278
Other consumer	101	(16)	24	(14)	95
Total consumer related loans	644	(21)	26	5	654
Unallocated	22	0	0	2	24
Total	$21,264	$(963)	$103	$1,932	$22,336

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for September 30, 2022 and December 31, 2021.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2022
Builder & developer	$423	$1,703	$2,126	$2,443	$136,789	$139,232
Commercial real estate investor	0	5,731	5,731	2,832	373,606	376,438
Residential real estate investor	154	2,608	2,762	865	242,794	243,659
Hotel/Motel	0	1,086	1,086	0	62,944	62,944
Wholesale & retail	0	535	535	0	68,408	68,408
Manufacturing	0	986	986	3,796	87,819	91,615
Agriculture	655	989	1,644	1,150	89,580	90,730
Service	0	1,023	1,023	0	70,347	70,347
Other commercial	3,199	2,617	5,816	4,147	206,424	210,571
Total commercial related	4,431	17,278	21,709	15,233	1,338,711	1,353,944
Residential mortgage	0	243	243	810	123,195	124,005
Home equity	0	200	200	463	95,443	95,906
Other consumer	0	80	80	0	25,178	25,178
Total consumer related	0	523	523	1,273	243,816	245,089
Unallocated	0	0	0	0	0	0
Total	$4,431	$17,801	$22,232	$16,506	$1,582,527	$1,599,033

December 31, 2021
Builder & developer	$0	$2,408	$2,408	$991	$155,471	$156,462
Commercial real estate investor	1,464	4,183	5,647	4,712	318,175	322,887
Residential real estate investor	0	3,493	3,493	280	226,737	227,017
Hotel/Motel	0	968	968	12,192	58,062	70,254
Wholesale & retail	0	1,989	1,989	0	76,340	76,340
Manufacturing	0	883	883	5,125	67,595	72,720
Agriculture	467	840	1,307	4,297	91,020	95,317
Service	377	604	981	971	64,192	65,163
Other commercial	1,750	2,906	4,656	5,372	216,807	222,179
Total commercial related	4,058	18,274	22,332	33,940	1,274,399	1,308,339
Residential mortgage	0	186	186	62	103,679	103,741
Home equity	0	191	191	437	94,405	94,842
Other consumer	0	74	74	96	22,733	22,829
Total consumer related	0	451	451	595	220,817	221,412
Unallocated	0	(1)	(1)	0	0	0
Total	$4,058	$18,724	$22,782	$34,535	$1,495,216	$1,529,751

Note 6—Deposits

The composition of deposits as of September 30, 2022 and December 31, 2021 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $69,000 at September 30, 2022, compared to $55,000 at December 31, 2021.

	September 30,	December 31,
(dollars in thousands)	2022	2021
Noninterest bearing demand	$486,946	$524,609
Interest bearing demand	271,152	261,945
Money market	697,162	744,224
Savings	165,584	151,272
Time deposits less than $100	218,013	247,398
Time deposits $100 to $250	122,449	151,377
Time deposits $250 or more	52,701	62,940
Total deposits	$2,014,007	$2,143,765

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2022, the balance of securities sold under agreements to repurchase was $13,251,000 compared to $10,761,000 at December 31, 2021. At September 30, 2022 and December 31, 2021, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of September 30, 2022 and December 31, 2021. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	September 30,	December 31,
(dollars in thousands)	2022	2021
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due May 2022, 2.93%	0	10,000
Total FHLBP	$0	$10,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 5.31%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 4.05% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,744	30,683
Total junior subordinated debt	$41,054	$40,993
Lease obligations included in long-term debt:
Finance lease liabilities	1,247	1,269
Total long-term debt	$42,301	$52,262

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

The components of lease expense were as follows:

	Three months ended
	September 30,
(dollars in thousands)	2022	2021
Operating lease cost	$190	$165

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	12	12
Total finance lease cost	$24	$24

Total lease cost	$214	$189

	Nine months ended
	September 30,
(dollars in thousands)	2022	2021
Operating lease cost	$581	$503

Finance lease cost:
Amortization of right-of-use assets	$36	$36
Interest on lease liability	36	36
Total finance lease cost	$72	$72

Total lease cost	$653	$575

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30,
	2022	2021
Operating cash flows from operating leases	$547	$519
Operating cash flows from financing leases	35	36
Financing cash flows from financing leases	21	20

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,061	18
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2022	2021
Assets:
Operating leases right-of-use assets	$3,242	$1,697
Finance leases assets	1,005	1,041
Total lease assets	$4,247	$2,738

Liabilities:
Operating	$3,381	$1,803
Financing	1,247	1,269
Total lease liabilities	$4,628	$3,072

Weighted Average Remaining Lease Term (years)
Operating leases	7.0	4.3
Finance leases	21.4	22.2

Weighted Average Discount Rate
Operating leases	2.16%	2.58%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of September 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands:)	September 30, 2022
Year Ending December 31,	Operating Leases	Finance Leases
2022	$195	$19
2023	701	75
2024	638	75
2025	417	79
2026	324	80
Thereafter	1,350	1,508
Total lease payments	3,625	1,836
Less imputed interest	(244)	(589)
Total	$3,381	$1,247

(dollars in thousands:)	December 31, 2021
Year Ending December 31,	Operating Leases	Finance Leases
2022	$558	$75
2023	463	75
2024	400	75
2025	179	79
2026	86	80
Thereafter	221	1,509
Total lease payments	1,907	1,893
Less imputed interest	(104)	(624)
Total	$1,803	$1,269

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

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of September 30, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios are presented below.

			Minimum for Basel III		Well Capitalized
	Actual (1)		Capital Adequacy		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2022
Capital ratios:
Common equity Tier 1	$202,312	11.80%	$120,032	7.00%	$	n/a	n/a	%
Tier 1 risk based	212,312	12.38	145,753	8.50		n/a	n/a
Total risk based	264,479	15.42	180,048	10.50		n/a	n/a
Leverage	212,312	9.18	92,491	4.00		n/a	n/a

at December 31, 2021
Capital ratios:
Common equity Tier 1	$193,142	12.11%	$111,612	7.00%	$	n/a	n/a	%
Tier 1 risk based	203,142	12.74	135,529	8.50		n/a	n/a
Total risk based	253,791	15.92	167,418	10.50		n/a	n/a
Leverage	203,142	8.59	94,596	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2022
Capital ratios:
Common equity Tier 1	$238,305	13.92%	$119,817	7.00%		$111,259	6.50%
Tier 1 risk based	238,305	13.92	145,493	8.50		136,934	8.00
Total risk based	259,711	15.17	179,726	10.50		171,168	10.00
Leverage	238,305	10.32	92,340	4.00		115,425	5.00

at December 31, 2021
Capital ratios:
Common equity Tier 1	$230,162	14.47%	$111,348	7.00%		$103,395	6.50%
Tier 1 risk based	230,162	14.47	135,208	8.50		127,255	8.00
Total risk based	250,081	15.72	167,022	10.50		159,069	10.00
Leverage	230,162	9.75	94,457	4.00		118,071	5.00

 (1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2021. Under the approved Program, the Corporation was authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program were required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was successfully completed in August 2021, after the Corporation purchased 242,148 shares at an average price of $20.29 for a total of $4,912,000.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in August 2021. Under the approved Program, the Corporation was authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program were required to be held as treasury shares and be available for use and reissuance for the purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was successfully completed in January 2022, after the Corporation purchased 224,821 shares at an average price of $22.24 for a total of $5,000,000.

The Corporation’s Board of Directors approved a Share Repurchase Program (“2022 Program”) in January 2022. Under the approved 2022 Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock through December 31, 2022. All shares of the common stock repurchased pursuant to the Program are required to be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during the three and nine months ended September 30, 2022.

Note 11—Contingent Liabilities

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $24,151,000 of standby letters of credit outstanding on September 30, 2022, compared to $14,688,000 on December 31, 2021. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2022 and December 31, 2021, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2022
Securities available-for-sale:
U.S. Treasury notes	$19,066	$19,066	$0	$0
U.S. agency	10,581	0	10,581	0
U.S. agency mortgage-backed, residential	247,885	0	247,885	0
State and municipal	30,474	0	30,474	0
Corporates	35,247	0	35,247	0
Other assets:
Loan-level interest rate swaps	4	0	4	0

December 31, 2021
Securities available-for-sale:
U.S. agency	$3,396	$0	$3,396	$0
U.S. agency mortgage-backed, residential	181,935	0	181,935	0
State and municipal	36,156	0	36,156	0
Corporates	32,798	0	32,798	0
Other assets:
Loan-level interest rate swaps	(51)	0	(51)	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At September 30, 2022, the fair value of impaired loans with a valuation allowance or partial charge-off was $2,087,000, net of valuation allowances of $4,431,000 and partial charge-offs of $1,707,000.  At December 31, 2021 the fair value of impaired loans with a valuation allowance or charge-off was $3,142,000, net of valuation allowances of $4,058,000 and charge-offs of $957,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2022 the fair value of foreclosed real estate asset with a write-down was $479,000, net of a write-down of $488,000 compared to no foreclosed real estate assets with a write-down or valuation allowance at December 31, 2021.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2022
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	57	0	0	57
Impaired commercial real estate loans	630	0	0	630
Impaired agriculture loans	228	0	0	228
Impaired other commercial loans	948	0	0	948
Impaired other real estate owned	479	0	0	479

December 31, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	89	0	0	89
Impaired commercial real estate loans	414	0	0	414
Impaired agriculture loans	1,121	0	0	1,121
Impaired service loans	594	0	0	594
Impaired other loans	700	0	0	700
Mortgage servicing rights	380	0	0	380

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
September 30, 2022
Impaired builder & developer loans	$224	Appraisal (1)	Appraisal adjustments (2)	15%-39%	37%
Impaired residential real estate investor loans	57	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired commercial real estate loans	630	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired agriculture loans	228	Appraisal (1)	Appraisal adjustments (2)	15% -15%	15%
Impaired other commercial loans	948	Appraisal (1)	Appraisal adjustments (2)	28%-28%	28%
Impaired other real estate owned	479	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%

December 31, 2021
Impaired builder & developer loans	$224	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired residential real estate investor loans	89	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired commercial real estate	414	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired agriculture loans	1,121	Appraisal (1)	Appraisal adjustments (2)	15%-20%	18%
Impaired service loans	594	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Impaired other loans	700	Appraisal (1)	Appraisal adjustments (2)	15%-15%	15%
Mortgage servicing rights	380	Multiple of annual service fee	Estimated prepayment speed based on rate and term	14.9%-14.9%	14.9%

(1)Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)Appraisal amounts may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions and estimated liquidation expenses.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2022 and December 31, 2021.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2022
Financial assets
Cash and cash equivalents	$222,796	$222,796	$222,796	$0	$0
Securities available-for-sale	343,253	343,253	19,066	324,187	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	863	885	0	885	0
Loans, net	1,576,801	1,480,757	0	0	1,480,757
Interest receivable	5,416	5,416	0	1,465	3,951

Financial liabilities
Deposits	$2,014,007	$2,002,844	$0	$2,002,844	$0
Short-term borrowings	13,251	13,251	0	13,251	0
Long-term debt (1)	10,310	9,622	0	0	9,622
Subordinated debentures	30,744	29,435	0	29,435	0
Interest payable	634	634	0	634	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2021
Financial assets
Cash and cash equivalents	$545,494	$545,494	$545,494	$0	$0
Securities available-for-sale	254,285	254,285	0	254,285	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	7,876	8,271	0	8,271	0
Loans, net	1,506,969	1,498,388	0	0	1,498,388
Interest receivable	4,562	4,562	0	752	3,810

Financial liabilities
Deposits	$2,143,765	$2,143,187	$0	$2,143,187	$0
Short-term borrowings	10,761	10,761	0	10,761	0
Long-term debt (1)	20,310	18,999	0	10,109	8,890
Subordinated debentures	30,683	32,578	0	32,578	0
Interest payable	216	216	0	216	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
September 30, 2022
Repurchase Agreements	$13,251	$0	$13,251	$(14,075)	$0	$0	$(824)

December 31, 2021
Repurchase Agreements	$10,761	$0	$10,761	$(12,268)	$0	$0	$(1,507)

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

The fair value, notational amount, and collateral posted related to loan-level interest rate swaps are presented below:

(dollars in thousands)	September 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$4	$(51)
Notional Amount	6,317	7,266
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of September 30, 2022 and December 31, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

(b)No cash collateral was posted as of September 30, 2022 and December 31, 2021.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	September 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$4	$(51)
Gross amounts offset	4	(51)
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

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

Forward-looking Statements

Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “may,” “should,” “will,” “could,” “believes,” “plans,” “expects,” “estimates,” “anticipates,” “strives to,” “seeks,” “intends” or similar expressions occur in the Form 10-Q, management is making forward-looking statements.

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

•Enacted financial reform legislation may have a significant impact on the Corporation’s business and results of operations;

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

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

The schedule below presents selected performance metrics for the third quarter of both 2022 and 2021.

	Three months ended
	September 30,
	2022	2021
Basic earnings per share	$0.75	$0.49
Diluted earnings per share	$0.75	$0.49
Cash dividend payout ratio	19.04%	26.50%
Return on average assets	1.25%	0.83%
Return on average equity	15.93%	9.56%
Net interest margin (tax equivalent basis)	3.66%	2.90%
Net overhead ratio	2.04%	1.66%
Efficiency ratio	63.51%	67.33%
Average equity to average assets	7.84%	8.70%

The Corporation’s net income (earnings) was $7,154,000 for the quarter ended September 30, 2022, as compared to $4,783,000 for the quarter ended September 30, 2021, an increase of $2,371,000 or 50 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2022 was $20,351,000, an increase of $4,303,000 or 27 percent compared to net interest income of $16,048,000 for the third quarter 2021.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.66 percent for the third quarter 2022 compared to 2.90 percent for the third quarter 2021. The net interest margin expansion was a result of higher levels and rates on investment securities and higher rates on commercial loans. Net interest margin also benefited from lower volume and rates on time deposits.

Total interest income for the third quarter 2022 totaled $22,673,000, an increase of $4,372,000 or 24 percent above the amount of total interest income for the third quarter 2021. The change was primarily a result of higher rates on interest bearing deposits with banks, and commercial loans and higher volume and rates of investment securities.

Interest and dividend income on investments increased $2,484,000 or 208 percent in the third quarter 2022 compared to the same period in 2021. The average balance of the investment securities portfolio increased $158,622,000 or 74 percent when comparing the third quarter 2022 to the same period in 2021. The tax-equivalent yield on investments for the third quarter 2022 was 2.36 percent or 44 basis points higher than the 1.92 percent realized in the third quarter 2021. The average balance of interest bearing deposits with banks decreased $194,172,000 or 43 percent in the third quarter 2022 compared to the third quarter 2021. Depsite the decrease, the yield on the interest bearing deposits with banks increased 211 basis points when comparing the third quarter 2022 to the same period in 2021.

Interest income on loans increased $1,888,000 or 11 percent in the third quarter 2022 compared to the same period in 2021. The average balance of outstanding loans, primarily commercial loans, increased $49,741,000 or 3 percent comparing the third quarter 2022 to the same period in 2021. Higher rates on commercial loans was the primary driver of the increase in interest income on loans, offset by lower fees recognized due to PPP loan forgiveness. The tax-equivalent yield on loans for the third quarter 2022 was 4.78 percent or 34 basis points higher than the 4.44 percent experienced in the third quarter 2021.

Total interest expense for the third quarter 2022 was $2,322,000, an increase of $69,000 or 3 percent as compared to total interest expense of $2,253,000 for the third quarter 2021. The change was primarily the result of a decrease in the volume and cost of time deposits.

Interest expense on deposits increased $83,000 or 5 percent in the third quarter 2022 compared to the same period in 2021. The average rate paid on interest bearing deposits was 0.46 percent in the third quarter 2022 or 2 basis points higher than the average rate paid of 0.44 percent in the third quarter 2021. The average balance of interest bearing deposits for the third quarter 2022 increased by $3,984,000 or less than 1 percent compared to the third quarter 2021. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter 2022 increasing 3 percent to $489,589,000 as compared to

$474,796,000 for the third quarter 2021. The increase was primarily related to deposits associated with new commercial client relationships.

For the third quarter 2022 interest expense on borrowings decreased $14,000 or 3 percent compared to the third quarter 2021. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $13,255,000 for the third quarter 2022, compared to an average balance of $11,890,000 for the third quarter 2021. The rate on average short-term borrowings for the third quarter 2022 was 0.39 percent, a decrease as compared to a rate of 0.40 percent for the third quarter 2021. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and subordinated debentures issued in December 2020 by the Corporation, averaged $45,784,000 for the third quarter 2022 and $54,363,000 for the third quarter 2021. The decrease was attributable to FHLBP advances totaling $10,000,000 which matured and were repaid in the second quarter of 2022. For the third quarter 2022, the rate on average long-term borrowings was 4.35 percent, an increase of 58 basis points as compared to a rate of 3.77 percent for the third quarter 2021. The increase was related to maturing FHLBP advances, which were at lower rates than the remaining long-term borrowings and recent rising market rates.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$260,302	$1,486	2.26%	$454,474	$174	0.15%
Investment securities:
Taxable	347,656	2,080	2.37	193,854	933	1.91
Tax-exempt	26,414	142	2.13	21,594	109	2.00
Total investment securities	374,070	2,222	2.36	215,448	1,042	1.92

Loans:
Taxable (1)	1,556,060	18,817	4.80	1,519,946	17,028	4.44
Tax-exempt	23,057	222	3.82	9,430	99	4.17
Total loans	1,579,117	19,039	4.78	1,529,376	17,127	4.44
Total earning assets	2,213,489	22,747	4.08	2,199,298	18,343	3.31
Other assets (2)	78,942			102,294
Total assets	$2,292,431			$2,301,592
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$982,174	$1,238	0.50%	$906,383	$451	0.20%
Savings	166,275	13	0.03	139,940	18	0.05
Time	402,576	556	0.55	500,718	1,255	0.99
Total interest bearing deposits	1,551,025	1,807	0.46	1,547,041	1,724	0.44
Short-term borrowings	13,255	13	0.39	11,890	12	0.40
Long-term debt	45,784	502	4.35	54,363	517	3.77
Total interest bearing liabilities	1,610,064	2,322	0.57	1,613,294	2,253	0.55

Noninterest bearing deposits	489,589			474,796
Other liabilities	12,992			13,289
Shareholders' equity	179,786			200,213

Total liabilities and
shareholders' equity	$2,292,431			$2,301,592
Net interest income (tax equivalent basis)		$20,425			$16,090
Net interest margin (3)			3.66%			2.90%
Tax equivalent adjustment		(74)			(42)
Net interest income		$20,351			$16,048

(1)Average balance includes average nonaccrual loans of $15,775,000 for 2022 and $39,444,000 for 2021.

Interest includes net loan fees of $1,006,000 for 2022 and $2,725,000 for 2021.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2022 vs. 2021
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(74)	$1,386	$1,312
Investment securities:
Taxable	645	502	1,147
Tax-exempt	25	8	33
Loans:
Taxable	(1,313)	3,102	1,789
Tax-exempt	143	(20)	123
Total interest income	(574)	4,978	4,404
Interest Expense
Deposits:
Interest bearing demand	35	752	787
Savings	3	(8)	(5)
Time	(246)	(453)	(699)
Short-term borrowings	1	0	1
Long-term debt	(64)	49	(15)
Total interest expense	(271)	340	69
Net interest income (tax equivalent basis)	$(303)	$4,638	$4,335

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the third quarter 2022 was a recovery, or reversal of $567,000, a $916,000 decrease as compared to $349,000 provision for the third quarter 2021. The decreased provision expense in the third quarter 2022 was impacted by lower historical losses in the look-back period. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance as a percentage of total loans was 1.39 percent at September 30, 2022, as compared to 1.49 percent at December 31, 2021 and 1.47 percent at September 30, 2021.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 50.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter 2022, compared to the third quarter 2021.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Trust and investment services fees	$1,141	$1,151	$(10)	(1)%
Income from mutual fund, annuity and insurance sales	283	349	(66)	(19)
Service charges on deposit accounts	1,395	1,304	91	7
Income from bank owned life insurance	322	326	(4)	(1)
Other income	528	518	10	2
Gain on sales of loans held for sale	42	490	(448)	(91)
Loss on write down of assets held for sale	(100)	(30)	(70)	*nm
Total noninterest income	$3,611	$4,108	$(497)	(12)%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $66,000 or 19 percent decrease in income from mutual fund, annuity and insurance sales is due to the impact of declining market rates on fund performance and variable income.

Gain on sales of loans held for sale—The $448,000 or 91 percent decrease in gain on sales of loans was due to the sale of a smaller volume of mortgage loans to the secondary market during the third quarter 2022 compared to the third quarter 2021, impacted by increasing market rates.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter 2022, compared to the third quarter 2021.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Personnel	$9,243	$8,047	$1,196	15%
Occupancy of premises, net	943	869	74	9
Furniture and equipment	852	836	16	2
Professional and legal	367	449	(82)	(18)
Marketing	507	462	45	10
FDIC insurance	190	242	(52)	(21)
Debit card processing	455	404	51	13
Charitable donations	56	121	(65)	(54)
External data processing	981	809	172	21
Impaired loan carrying costs	217	94	123	131
Other	1,511	1,326	185	14
Total noninterest expense	$15,322	$13,659	$1,663	12%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,196,000 or 15 percent increase in personnel expense is attributed to higher variable compensation accruals in the current quarter.

Professional and legal—The $82,000 or 18 percent decrease in professional and legal expense is attributed to higher legal fees associated with corporate matters in the prior period.

FDIC Insurance—The $52,000 or 21 percent decrease in FDIC insurance is attributed to a lower asset base in the current period as excess liquidity has been used to reduce higher-cost deposits.

Charitable donations—The $65,000 or 54 percent decrease in charitable donations expense is attributed to timing of charitable donations in 2022 compared to the prior period.

External data processing—The $172,000 or 21 percent increase in external data processing expense is attributed to increased reliance on technology.

Impaired loan carrying costs—The $123,000 or 131 percent increase in impaired loan carrying costs expense is primarily attributed to an increase in expenses associated with impaired loans compared to the prior period.

Provision for Income Taxes

The provision for income taxes for the third quarter 2022 was $2,053,000 an increase of $688,000 or 50 percent as compared to the third quarter 2021. The increase was attributed to higher pre-tax net income for the third quarter 2022 compared to the third quarter 2021. The effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 22.3 percent and 22.2 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

The Corporation’s net income (earnings) was $12,160,000 for the first nine months of 2022 compared to $11,965,000 for the first nine months of 2021, an increase of $195,000 or 2 percent.

The schedule below presents selected performance metrics for the first nine months of both 2022 and 2021.

	Nine months ended
	September 30,
	2022	2021
Basic earnings per share	$1.28	$1.22
Diluted earnings per share	$1.27	$1.22
Cash dividend payout ratio	35.21%	32.00%
Return on average assets	0.69%	0.71%
Return on average equity	8.78%	8.02%
Net interest margin (tax equivalent basis)	3.21%	2.91%
Net overhead ratio	1.99%	1.73%
Efficiency ratio	70.44%	70.02%
Average equity to average assets	7.90%	8.85%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the nine months ended September 30, 2022 was $53,791,000, an increase of $7,352,000 or 16 percent compared to net interest income of $46,439,000 for the first nine months of 2021. Interest rates on interest bearing deposits with banks, higher volume and rates on investment securities, higher rates on loans and lower volume and cost of time deposits contributed to the increase and were partially offset by decreased volume of commercial loans.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.21 percent for the first nine months of 2022, representing an increase compared to the 2.91 percent net interest margin for the first nine months of 2021. The net interest margin expansion was a result of higher levels and rates on investment securities and higher rates on commercial loans, partially offset by a lower volume of commercial loans. Net interest margin also benefited from lower volume and rates on time deposits.

Total interest income for the first nine months of 2022 totaled $59,253,000, an increase of $5,081,000 or 9 percent above the amount of total interest income for the first nine months of 2021. The change was primarily a result of higher rates on commercial loans, and interest bearing deposits with banks and higher volume and rates on investment securities, partially offset by a lower volume of commercial loans.

Interest income on loans increased $273,000 or 1 percent in the first nine months of 2022 compared to the same period in 2021. The average balance of outstanding loans increased $38,000 or less than 1 percent in the first nine months of 2022 compared to the first nine months of 2021, reflecting forgiveness on SBA PPP loans, which also reduced the amount of origination fees recognized between the two periods.

Investment income for the first nine months of 2022 increased $4,808,000 or 161 percent compared to the first nine months of 2021. The average balance of investment securities increased $141,753,000 or 74 percent in the first nine months of 2022 compared to the first nine months of 2021, reflecting the change in mix of earning assets from interest bearing deposits with banks to investment securities. The tax-equivalent yield on investments for the first nine months of 2022 was 2.21 percent or 34 basis points higher than the 1.87 percent experienced during the first nine months of 2021. The average balance of interest bearing deposits with banks decreased $30,588,000 or 8 percent in the first nine months of 2022 compared to the first nine months of 2021. The yield on interest bearing deposits with banks was 0.88 percent for the first nine months of 2022, an increase of 76 basis points from 0.12 percent in the first nine months of 2021.

Total interest expense for the first nine months of 2022 was $5,462,000, a decrease of $2,271,000 or 29 percent as compared to total interest expense of $7,733,000 for the first nine months of 2021. The change in interest expense was primarily a result of a decrease in the volume and cost of time deposits.

Interest expense on deposits decreased $2,014,000 or 34 percent in the first nine months of 2022 compared to the same period in 2021. The change was due primarily to a decrease in the volume and cost of time deposits. The average balance of interest-bearing deposits for the first nine months of 2022, primarily in lower cost core deposits, increased by $76,500,000 or 5 percent compared to the average for the first nine months of 2021. The average rate paid on interest-bearing deposits in the first nine months of 2022 was 0.33 percent, a decrease from the average rate of 0.53 percent paid on interest-bearing deposits during the first nine months of 2021. The average balance of time deposits for the first nine months of 2022 decreased $90,574,000 or 18 percent compared to the average time deposits in the first nine months of 2021. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2022 increasing 10 percent to $501,243,000, as compared to $456,497,000 for the first nine months of 2021. The increase was primarily related to deposits associated with new commercial client relationships.

Interest expense on borrowings for the first nine months of 2022 decreased 14 percent compared to the first nine months of 2021, due to a lower volume of long-term debt. Outstanding long-term debt, consisting primarily of subordinated debentures and Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $50,766,000 for the first nine months of 2022, compared to an average balance of approximately $68,331,000 for the same period of 2021. The rate on average long-term debt for the first nine months of 2022 was 4.08 percent, an increase as compared to the rate of 3.54 percent for the same period of 2021.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$357,588	$2,362	0.88%	$388,176	$360	0.12%
Investment securities:
Taxable	308,214	5,111	2.22	171,402	2,354	1.84
Tax-exempt	25,526	398	2.08	20,585	335	2.18
Total investment securities	333,740	5,509	2.21	191,987	2,689	1.87

Loans:
Taxable (1)	1,543,502	51,059	4.42	1,550,637	50,962	4.39
Tax-exempt	16,640	509	4.09	9,467	287	4.05
Total loans	1,560,142	51,568	4.42	1,560,104	51,249	4.39
Total earning assets	2,251,470	59,439	3.53	2,140,267	54,298	3.39
Other assets (2)	84,516			106,513
Total assets	$2,335,986			$2,246,780
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$986,805	$1,999	0.27%	$852,489	$1,306	0.20%
Savings	162,538	37	0.03	129,780	49	0.05
Time	425,490	1,843	0.58	516,064	4,538	1.18
Total interest bearing deposits	1,574,833	3,879	0.33	1,498,333	5,893	0.53
Short-term borrowings	11,780	35	0.40	10,096	30	0.40
Long-term debt	50,766	1,548	4.08	68,331	1,810	3.54
Total interest bearing liabilities	1,637,379	5,462	0.45	1,576,760	7,733	0.66

Noninterest bearing deposits	501,243			456,497
Other liabilities	12,766			14,717
Shareholders' equity	184,598			198,806

Total liabilities and
shareholders' equity	$2,335,986			$2,246,780
Net interest income (tax equivalent basis)		$53,977			$46,565
Net interest margin (3)			3.21%			2.91%
Tax equivalent adjustment		(186)			(126)
Net interest income		$53,791			$46,439

(1)Average balance includes average nonaccrual loans of $26,206,000 for 2022 and $38,658,000 for 2021.

Interest includes net loan fees of $3,653,000 for 2022 and $7,385,000 for 2021.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2022 vs. 2021
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(28)	$2,030	$2,002
Investment securities:
Taxable	1,847	910	2,757
Tax-exempt	80	(17)	63
Loans:
Taxable	(3,964)	4,061	97
Tax-exempt	217	5	222
Total interest income	(1,848)	6,989	5,141
Interest Expense
Deposits:
Interest bearing demand	204	489	693
Savings	12	(24)	(12)
Time	(797)	(1,898)	(2,695)
Short-term borrowings	5	0	5
Long-term debt	(356)	94	(262)
Total interest expense	(932)	(1,339)	(2,271)
Net interest income (tax equivalent basis)	$(916)	$8,328	$7,412

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2022, the provision for loan losses was $3,434,000, as compared to a provision of $1,932,000 for the first nine months of 2021, an increase of $1,502,000. The increased provision expense in the first nine months of 2022 was impacted by the sale of two nonperforming commercial loan relationships, reducing nonperforming assets by $16,617,000 at a loss of $1,659,000 during the second quarter 2022. In addition, another nonperforming commercial loan relationship totaling $967,000 was transferred to other real estate owned during the second quarter 2022 at a loss of $488,000. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance as a percentage of total loans was 1.39 percent at September 30, 2022, as compared to 1.49 percent at December 31, 2021 and 1.47 percent at September 30, 2021.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 50.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2022, compared to the first nine months of 2021.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Trust and investment services fees	$3,440	$3,346	$94	3%
Income from mutual fund, annuity and insurance sales	958	993	(35)	(4)
Service charges on deposit accounts	4,045	3,844	201	5
Income from bank owned life insurance	941	1,023	(82)	(8)
Other income	1,479	1,440	39	3
Gain on sales of loans held for sale	621	2,473	(1,852)	(75)
Loss on write down of assets held for sale	(100)	(1,204)	1,104	92
Loss on sales of securities	0	(23)	23	*nm
Total noninterest income	$11,384	$11,892	$(508)	(4)%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Gain on sales of loans held for sale—The $1,852,000 or 75 percent decrease in gain on sales of loans is due to the sale of a smaller volume of mortgage loans to the secondary market during the current period.

Loss on write down of assets held for sale—The $1,104,000 decrease in loss on write down of assets held for sale was due to the write down in the second quarter 2021 on assets held for sale for a closed financial center, compared to the current period.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2022, compared to the first nine months of 2021.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%

Personnel	$26,124	$24,743	$1,381	6%
Occupancy of premises, net	2,844	2,698	146	5
Furniture and equipment	2,551	2,467	84	3
Professional and legal	2,281	1,053	1,228	117
Marketing	1,340	1,165	175	15
FDIC insurance	617	660	(43)	(7)
Debit card processing	1,222	1,081	141	13
Charitable donations	971	1,059	(88)	(8)
External data processing	2,820	2,487	333	13
Impaired loan carrying costs	512	281	231	82
Other	4,939	3,451	1,488	43
Total noninterest expense	$46,221	$41,145	$5,076	12%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,381,000 or 6 percent increase in personnel expense is attributed to higher variable compensation accruals in the current period.

Professional and legal—The $1,228,000 or 117 percent increase in professional and legal expense is primarily due to corporate matters in the current period related to the “Agreement,” as discussed in Item 1A on page 53.

Marketing—The $175,000 or 15 percent increase in marketing expense is due to increased activity with branding and marketing campaigns.

Impaired loan carrying costs—The $231,000 or 82 percent increase in impaired loan carrying costs is attributed to higher costs associated with impaired loans incurred during the current period.

Other—The $1,488,000 or 43 percent increase in other expense is primarily related to corporate matters in the current period related to the “Agreement,” as discussed in Item 1A on page 53.

Provision for Income Taxes

The income tax expense for the first nine months of 2022 was $3,360,000, an increase of $71,000 or 2 percent as compared to the first nine months of 2021. The effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 21.7 percent and 21.6 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On September 30, 2022, interest bearing deposits with banks totaled $201,024,000, a decrease of $324,620,000 or 62 percent, compared to the level at year-end 2021. The decrease is primarily the result of the purchase of investment securities, an increase in commercial loans and a decrease in client deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On September 30, 2022, the fair value of investment securities available-for-sale totaled $343,253,000, which represented an increase of $88,968,000 as compared to the fair value of investment securities at year-end 2021. Purchases of securities exceeded the cash flows from principal reductions and maturities during the first nine months of 2022.

Loans Held For Sale

On September 30, 2022, loans held for sale were $863,000, which was $7,013,000 or 89 percent lower than the level at year-end 2021. This was attributable to lower secondary market mortgage volume and fewer SBA loans sold in the first nine months of 2022.

Loans Held For Investment

On September 30, 2022, total loans, net of deferred fees, were $1.60 billion, which was $69,282,000 or 5 percent higher than the level at year-end 2021. New loan originations were offset by a decrease in PPP loans, which totaled $114,000 at September 30, 2022, compared to $27,662,000 at December 31, 2021. Commercial loans within the commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Operating Leases Right-of-Use Assets

On September 30, 2022, operating leases right-of-use assets totaled $3,242,000, which was $1,545,000 or 91 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022. The composition of the Corporation’s leases is provided in Note 8—Leases.

Other Assets

On September 30, 2022, other assets totaled $87,100,000, which was $10,416,000 or 14 percent higher than the level at year-end 2021. The increase was primarily the result of the deferred tax asset associated with available-for-sale investment securities, which increased $11,172,000 between the two periods due to change in market conditions.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2022, deposits totaled $2.01 billion, which reflected a $129,758,000 or 6 percent decrease compared to the level at year-end 2021. Of the decrease in total deposits, $37,663,000 is attributable to noninterest bearing deposits and $92,095,000 is related to interest bearing deposits, primarily time deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $13,251,000 at September 30, 2022, which reflected a $2,490,000 or 23 percent increase compared to the level at year-end 2021.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On September 30, 2022, long-term debt, including subordinated debentures totaled $42,301,000 compared to $52,262,000 at year-end 2021. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Operating Leases Liabilities

On September 30, 2022, operating leases liabilities totaled $3,381,000, which was $1,578,000 or 88 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $168,339,000 on September 30, 2022, a decrease of $27,166,000 or 14 percent compared to the level at year-end 2021. The decrease was primarily related to the higher accumulated other comprehensive loss, which increased $36,335,000, caused by changing market rate conditions impacting the investment securities portfolio.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.15 per share on October 11, 2022, payable on November 8, 2022, to shareholders of record at the close of business on October 25, 2022. The cash dividend follows a quarterly cash dividend of $0.15 per share distributed in February 2022, May 2022 and August 2022.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2022 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on September 30, 2022 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at September 30, 2022 has decreased $18,150,000 or 54 percent when compared to year-end 2021.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2022 compared to December 31, 2021.

Table 9 – Nonperforming assets

	September 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans:
Builder & developer	$2,268	$807
Commercial real estate investor	2,528	3,943
Residential real estate investor	865	280
Hotel/Motel	0	12,192
Manufacturing	3,796	5,125
Agriculture	1,150	4,297
Service	0	971
Commercial other	4,148	5,372
Residential mortgages	43	62
Home equity	463	437
Consumer other	0	96
Total nonaccrual loans	$15,261	$33,582
Accruing loans that are contractually past due 90 days or more as to principal and interest:
Residential real estate investor	$16	0
Agriculture	0	324
Total accruing loans past due 90 days or more	$16	$324

Other Real Estate Owned:	$479	$0
Total Nonperforming assets	$15,756	$33,906

Troubled debt restructurings (TDRs):
Accruing TDRs	$1,246	$954
TDRs included with nonaccrual loans above	1,645	0
Total TDRs	$2,891	$954

Impaired loans without a valuation allowance	$9,935	$28,673
Impaired loans with a valuation allowance	6,571	6,187
Total impaired loans	$16,506	$34,860
Valuation allowance related to impaired loans	$4,431	$4,058

Nonaccrual loans as a % of total loans	0.96%	2.20%
Nonperforming loans as a % of total loans	0.99%	2.22%
Nonperforming assets as a % of total period-end assets	0.70%	1.40%
ALL as a % of nonaccrual loans	145.68%	67.84%
ALL as a % of nonperforming assets	145.53%	67.19%
ALL as a % of total loans	1.39%	1.39%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.63%	0.52%
Commercial real estate investor	0.67%	1.22%
Residential real estate investor	0.36%	0.12%
Hotel/Motel	0%	17.35%
Manufacturing	4.14%	7.05%
Agriculture	1.27%	4.51%
Service	0%	1.49%
Commercial other	1.97%	2.42%
Residential mortgages	0.03%	0.06%
Home equity	0.48%	0.46%
Consumer other	0%	0.42%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2022, the nonperforming loan portfolio balance totaled $15,277,000, compared to $33,906,000 at year-end 2021. During the first nine months of 2022, loans totaling $7,831,000 were transferred to nonaccrual status. Reductions in nonperforming loans through sale totaled $16,600,000, transfers to other real estate owned totaled $967,000 and other payments totaled $5,849,000, representing a net decrease in nonaccrual loans of $18,321,000. In addition, accruing loans 90 days or more past due decreased $308,000 since year-end 2021. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. Foreclosed real estate as of September 30, 2022 was $479,000. At December 31, 2021 there was no foreclosed real estate.

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

The principal balance of all outstanding TDRs was $2,891,000 at September 30, 2022 and $954,000 at December 31, 2021. There was a $1,645,000 allowance allocated to TDRs at September 30, 2022 and none at December 31, 2021. Included in the total TDRs at September 30, 2022, the accruing TDR portfolio balance totaled $1,246,000, compared to $954,000 at year-end 2021.

As of September 30, 2022, there are no modifications for consumer loans, no mortgage loans and two commercial loans totaling $26,208,000 under the CARES Act, which are not considered TDRs. As of September 30, 2021, there were no modifications for consumer loans, two mortgage loans totaling $1,163,000 and five commercial loans totaling $40,000,000 under the CARES Act, which are not considered TDRs.

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

The allowance for loan losses increased $550,000 from December 31, 2021 to September 30, 2022. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2022, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $129,294,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $667,809,000. The Corporation’s loan-to-deposit ratio was 79.4 percent as of September 30, 2022, 71.4 percent as of December 31, 2021 and 74.4 percent as of September 30, 2021.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2022, totaled $666,235,000 and consisted of $578,496,000 in unfunded commitments under existing loan facilities, $63,588,000 to grant new loans and $24,151,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

At its October 16, 2019 meeting, the FASB approved a deferral of the effective date for several of its recent standards. The proposal creates two new “buckets”: (1) SEC filers other than smaller reporting companies (SRCs, as defined by the SEC) and (2) all other entities. For the Corporation, this deferral of the effective date would apply to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which has not yet been adopted by the Corporation. The effective date of the CECL standard would be for fiscal years beginning after December 15, 2022. The Corporation continues to move forward with the project and anticipates that it will timely adopt the CECL standards in 2023.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at September 30, 2022.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$4,360	4.89%	(7.50)%
(100)	$(3,730)	(4.18)%	(7.50)%

+200	$8,615	9.66%	(15.00)%
(200)	$(12,034)	(13.49)%	(15.00)%

+300	$13,088	14.67%	(25.00)%

+400	$17,610	19.75%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of September 30, 2022, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	$0	0	$5,000,000
March 1 - 31, 2021	0	$0	0	$5,000,000
April 1 - 30, 2021	0	$0	0	$5,000,000
May 1 - 31, 2021	142,541	$18.75	142,541	$2,327,356
June 1 - 30, 2021	0	$0	0	$2,327,356
July 1 - 31, 2021	0	$0	0	$2,327,356
August 1 - 31, 2021	99,607	$22.49	99,607	$0
September 1 - 30, 2021	65,213	$22.10	65,213	$3,558,793
October 1 - 31, 2021	59,585	$22.63	59,585	$2,210,384
November 1 - 30, 2021	66,113	$22.28	66,113	$737,387
December 1 - 31, 2021	32,375	$21.72	32,375	$34,202

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2022	1,535	$22.00	1,535	$5,000,000
February 1 - 28, 2022	0	$0	0	$5,000,000
March 1 - 31, 2022	0	$0	0	$5,000,000
April1 - 30, 2022	0	$0	0	$5,000,000
May 1 - 31, 2022	0	$0	0	$5,000,000
June 1 - 30, 2022	0	$0	0	$5,000,000
July 1 - 31, 2022	0	$0	0	$5,000,000
August 1 - 31, 2022	0	$0	0	$5,000,000
September 1 - 30, 2022	0	$0	0	$5,000,000

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2021. Under the Program, the Corporation was authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program were required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was completed in August 2021.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in August 2021. Under the Program, the Corporation was authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program were required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. The program was completed in January 2022.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“2022 Program”) in January 2022. Under the newly approved 2022 Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock through December 31, 2022. All shares of common stock repurchased pursuant to the Program are required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the new Program during the three and nine months ended September 30, 2022.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

November 7, 2022	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

November 7, 2022	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)