Form 10-K
period 2022-12-31
CODORUS VALLEY BANCORP INC
filed 2023-03-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-K

_____________________________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

105 Leader Heights Road, York, Pennsylvania 17403

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $208,079,828 as of June 30, 2022.

As of February 22, 2023, Codorus Valley Bancorp, Inc. had 9,587,589 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholder.

Codorus Valley Bancorp, Inc.

Form 10-K Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Forward-looking Statements

This Annual Report on Form 10-K may contain forward-looking statements by Codorus Valley Bancorp, Inc. (the “Corporation”). Forward-looking statements may include information concerning the financial condition, results of operations and business of the Corporation and its subsidiaries and include, but are not limited to, statements regarding expectations or predictions of future financial or business performance or conditions relating to the Corporation and its operations. These forward-looking statements may include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control). Forward-looking statements may also include, but are not limited to, discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, goals, expectations or consequences, and statements about future performance, expenses, operations, or products and services of the Corporation and its subsidiaries. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “believes,” “plans,” “expects,” “estimates,” “intends,” “anticipates,” “strives to,” “seeks,” ”intends,” “anticipates” or similar words or expressions.

Forward-looking statements are not historical facts, nor should they be relied upon as providing assurance of future performance. Forward-looking statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control. Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. Actual results could differ materially from those indicated in forward-looking statements due to, among others, the following factors:

•changes in market interest rates and the persistence of the current inflationary environment in the U.S. and our market areas and the potential for an economic downturn or recession;

•legislative and regulatory changes, and the uncertain impact of new laws and regulations;

•monetary and fiscal policies of the federal government;

•the effects of changes in accounting policies and practices;

•ineffectiveness of the Corporation’s business strategy due to changes in current or future market conditions; changes in deposit flows, the cost of funds, demand for loan products and the demand for financial services;

•the effects of the COVID-19 pandemic, including on the Corporation’s credit quality and operations as well as its impact on general economic conditions;

•competition; market volatility, market downturns, changes in consumer behavior, business closures;

•adverse changes in the quality or composition of the Corporation’s loan, investment and mortgage-backed securities portfolios, including from the effects of the current inflationary environment;

•geographic concentration of the Corporation’s business;

•deterioration of commercial real estate values;

•the adequacy of loan loss reserves and the Corporation’s transition to the Current Expected Credit Loss (CECL) method of reserving for losses in its loan portfolio;

•deterioration in the credit quality of borrowers;

•the Company’s ability to attract and retain key personnel;

•the impact of operational risks, including the risk of human error, failure or disruption of internal processes and systems, including of the Corporation’s information and other technology systems;

•uncertainty surrounding the transition from LIBOR to an alternate reference rate;

•failure or circumvention of our internal controls;

•the Corporation’s ability to keep pace with technological changes;

•breaches of security or failures of the Corporation to identify and adequately address cybersecurity and data breaches;

•changes in government regulation and supervision and the potential for negative consequences resulting from regulatory examinations, investigations and violations;

•the effects of adverse outcomes from claims and litigation;

•occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, epidemics or pandemics, an outbreak or escalation of hostilities or other geopolitical instabilities, the effects of climate change or extraordinary events beyond the Corporation's control, and the Corporation’s ability to deal effectively with disruptions caused by the foregoing; and

•economic, competitive, governmental and technological factors affecting the Corporation’s operations, markets, products, services and fees.

The Corporation does not commit to update or revise any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Corporation to reflect events or circumstances occurring after the date of this report.

Other Recent Developments

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2022, 82% of our deposits are estimated to be FDIC-insured, and an additional 6% of deposit were fully collateralized. The average account size of our consumer deposits is less than $18,000, and the average account size of our business deposits is less than $89,000.

Summary of Risk Factors

Our business is subject to a number of risks that could cause actual financial results to differ materially from those indicated in this Form 10-K, including from the cautionary factors referenced in the Forward-Looking Statements herein, or the financial results presented elsewhere from time to time. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that we are not aware of or focused on, or that we currently deem immaterial, may also adversely impact our business and results of operations. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment. These risks are discussed more fully in this Item 1A and included, without limitation, the following:

Risks Related to Macroeconomic Conditions

•Difficult economic conditions or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

•If the U.S. Congress were not to act favorably on measures to raise the debt ceiling, the U.S. government could default on payment of its debt and other financial obligations. This could lead to a government shutdown and other consequences which could adversely affect the United States economy and financial institutions, including us.

•Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

•The continuing COVID-19 pandemic has, and may continue to, adversely affect our business, financial condition, liquidity, capital and results of operations.

Risks Related to Market Interest Rates and Inflation

•Our business is subject to interest rate risk, and variations in interest rates may materially and adversely affect our financial performance.

•Inflation can have an adverse impact on our business and on our customers.

Risks Related to our Lending Activities

•Our loan portfolio primarily consists of commercial-related loans, including commercial real estate and construction loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

•Our emphasis on real estate loans exposes us to lending risks.

•The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

•Our transition to the Current Expected Loss (CECL) method of reserving for losses in our loan portfolio is likely to cause the need for us to increase our reserve for credit losses.

•If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

•Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in further losses in the future.

•We engage in lending secured by real estate and may foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

•We are exposed to the risk of environmental liability associated with lending activities or properties we own.

•We are required to transition from the use of the LIBOR interest rate index in the future.

Risks related to Liquidity

•We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.

Risks Related to Competitive Matters

•Strong competition within our market areas may limit our growth and profitability.

•Our asset size may make it more difficult for us to compete.

Risks Related to Laws and Regulations

•Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations and/or decrease our revenues.

•Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

•The Federal Reserve Board may require us to commit capital resources to support PeoplesBank, and we may not have sufficient access to such capital resources.

•Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

•We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

•We qualify as a “smaller reporting company” pursuant to regulations of the Securities and Exchange Commission, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

Risks Related to Operational Matters

•We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

•We rely on third-party vendors, which could expose us to additional cybersecurity risks.

•The soundness of other financial institutions could adversely affect us.

•We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

Risks Related to Accounting Matters

•Changes in accounting standards could affect our reported earnings.

•Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

Other Risks Related to Our Business

•We depend on our management team and other key personnel to implement our business strategy and execute successful operations and we could be harmed by the loss of their services or the inability to hire additional personnel.

•Legal and regulatory proceedings and related matters could adversely affect us.

•Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

•We are a community bank and our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Risks Related to Our Business Strategy

•We may not effectively execute on our expansion strategy, which may adversely affect our ability to maintain our historical growth and earnings trends.

•We may grow through mergers or acquisitions, including branch acquisitions, a strategy that may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our stockholders.

Risks Related to Our Common Stock

•The market price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

•The trading volume of our common stock may not provide adequate liquidity for investors and is less than that of other financial services companies.

•We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders.

•Offerings of debt and/or preferred equity securities may adversely affect the market price of our common stock.

•Our common stock is subordinate to our existing and future indebtedness and preferred stock, if issued, and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

•Regulatory and contractual restrictions may limit or prevent us from paying dividends or repurchasing shares of our common stock, or we may choose not to pay dividends on or repurchase, our common stock.

•If we defer payments of interest on our outstanding subordinated notes or junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

•Our common stock is not insured by any governmental entity.

•Anti-takeover provisions and restrictions on ownership could negatively impact our stockholders.

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation. On December 31, 2022, Codorus Valley had total consolidated assets of $2.20 billion, total deposits and other liabilities of $2.02 billion, and total shareholders’ equity of $177,300,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of consumer, business, wealth management, and mortgage services at financial centers located in communities throughout South Central Pennsylvania and Central Maryland. In addition to the twenty-two full service financial centers it has six financial centers located primarily within retirement communities that provide a full suite of services on a limited basis. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2022, PeoplesBank had total gross loans of $1.63 billion, excluding loans held for sale, and total deposits of $1.94 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 14.6 percent of the market as of June 30, 2022, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2022, the largest indebtedness of a single PeoplesBank client was approximately $27,192,000 or 1.5 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $39,996,000.

Most of the Corporation's business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County and Baltimore County. Although this market area may pose a concentration risk geographically, we believe that the diverse local economies and our detailed knowledge of the client base lessens this risk. At December 31, 2022, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 22.5 percent of the portfolio and residential real estate investor represented 16.1 percent of the portfolio. At December 31, 2021, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 21.1 percent of the portfolio, residential real estate investor represented 14.8 percent of the portfolio and builder and developer represented 10.2 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had four wholly-owned nonbank subsidiaries as of December 31, 2022, that were consolidated for financial reporting purposes.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2022, none of the three of these foreclosed asset subsidiaries was active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2022.

Human Capital Resources

At year-end 2022, PeoplesBank employed 315 full-time employees and 24 part-time employees, which equated to approximately 332 full-time equivalent employees, calculated on an hourly basis. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory. The Corporation monitors employee turnover as a critical measure of success and reported 24.9 percent and 25.5 percent employee turnover as of December 31, 2022 and December 31, 2021, respectively.

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are not significant to the consolidated financial statements.

Competition

The banking industry in PeoplesBank’s service area, South Central Pennsylvania (principally, York and Lancaster Counties), and North Central Maryland (principally, Baltimore and Harford County), is highly competitive. PeoplesBank competes through service and price, and by leveraging its hometown image. It competes with commercial banks and other financial service providers, such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.

SUPERVISION AND REGULATION

General

The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and by the Pennsylvania Department of Banking and Securities (the “PADOBS”). The Corporation files annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the PADOBS. This regulation and oversight is generally intended to ensure that the Corporation limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of PeoplesBank.

The common stock of the Corporation is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The Corporation is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements of the Securities Exchange Act of 1934. The Corporation’s common stock is listed on the NASDAQ Global Market under the symbol “CVLY.” The NASDAQ Stock Market listing requirements impose additional requirements on the Corporation, including, among other things, rules relating to corporate governance and the composition and independence of its Board of Directors and various committees of the Board, such as the audit committee.

PeoplesBank is a Pennsylvania-chartered bank subject to extensive regulation and examination by the PADOBS and the Federal Deposit Insurance Corporation (the “FDIC”), and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the PADOBS and the FDIC to test PeoplesBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the PADOBS, the FDIC, the Federal Reserve Board or the U.S. Congress could have a material adverse impact on the Corporation and PeoplesBank and their respective operations.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Certain of the regulatory requirements that are applicable to the Corporation and PeoplesBank are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Corporation and PeoplesBank and is qualified in its entirety by reference to the actual statutes and regulations.

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) enacted in 2010. While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes resulted in meaningful regulatory relief for community banks such as PeoplesBank.

The 2018 Act, among other matters, expanded the definition of “qualified mortgages” which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The 2018 Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “SBHC Policy”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excluded such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the 2018 Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Regulation of the Corporation

Bank Holding Company Act Activities and Other Limitations. Under the BHCA, the Corporation must obtain the prior approval of the Federal Reserve Board before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Corporation would directly or indirectly own or control more than 5% of such shares.

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s accepting the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain so-called “tie-in” arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it has been the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both. The Dodd-Frank Act included a provision that directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries. To date, no regulations have been promulgated to implement that provision.

Non-Banking Activities. The business activities of the Corporation, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve Board’s bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in:

•banking or managing or controlling banks and other subsidiaries authorized under the BHCA; and

•any BHCA activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

The Federal Reserve Board has determined by regulation that certain activities are closely related to banking including operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. Moreover, as discussed below, certain other activities are permissible for a bank holding company that becomes a financial holding company.

Financial Holding Companies. Bank holding companies may also engage in a broad range of activities under a regulatory designation known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is “well-capitalized”, “well-managed”, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities determined by statute or by the Federal Reserve Board and the Department of the Treasury to be permissible for financial holding companies. The Corporation has not commenced any such activities, or submitted such notices, however, it is not precluded from doing so in the future.

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. The Federal Reserve Board’s capital adequacy guidelines for a bank holding company, on a consolidated basis, are similar to those imposed on PeoplesBank by the FDIC. See “-Regulation of PeoplesBank - Capital Requirements” below. Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2017. Those requirements establish four minimum capital ratios that the Corporation had to comply with as of that date as set forth in the table below. However, in May 2016, amendments to the Federal Reserve Board’s SBHC Policy became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Subsequently, as part of the 2018 Act, the threshold was increased to $3.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of December 31, 2022, the Corporation was not required to comply with the requirements set forth below and will not be subject to such requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that the Corporation is no longer deemed to be a small bank holding company. However, if the Corporation had been subject to the requirements, it would have been in compliance with such requirements.

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%

The Tier 1 Leverage Capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. In addition to the minimum capital requirements, if the Corporation’s assets exceed $3.0 billion, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management, the Corporation would be required to also maintain a Capital Conservation Buffer of at least 2.50%, consisting of Common Equity Tier 1 Capital to risk-weighted assets. For a more detailed discussion of the capital rules, see “Regulatory Capital Regulations” under “Regulation of PeoplesBank” below.

Restrictions on Dividends and Share Repurchases. The Corporation’s ability to declare and pay dividends may depend in part on dividends received from PeoplesBank. The Pennsylvania Banking Code of 1965 regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if PeoplesBank is in default in payment of any assessment due the FDIC.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “-Regulation of PeoplesBank - Prompt Corrective Action” below.

Section 225.4(b)(1) of Regulation Y promulgated by the Federal Reserve Board requires that a bank holding company that is not “well-capitalized” or “well-managed”, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve Board for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10 percent or more the bank holding company’s consolidated net worth aggregated over the preceding 12-month period. The Federal Reserve Bank may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. As of December 31, 2022, neither the Corporation nor PeoplesBank were subject to any supervisory restrictions on their respective ability to pay dividends.

Federal Securities Laws and the Sarbanes-Oxley Act. The Corporation’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934. The Corporation is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

As a public company, the Corporation is also subject to the Sarbanes-Oxley Act of 2002 (“SOA”), which is applicable to all companies, both U.S. and non-U.S., that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession and corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees.

As directed by the SOA, the Corporation’s principal executive officer and principal financial officer are required to certify that the Corporation’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the SOA have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to the Corporation’s auditors and the audit committee of the Board of Directors about the Corporation’s internal control over financial reporting; and they have included information in the Corporation’s quarterly and annual reports about their evaluation and whether there have been changes in the Corporation’s internal control over financial reporting or in other factors that could materially affect the Corporation’s internal control over financial reporting.

On March 12, 2020, the SEC issued a final rule under the SOA – Amendments to the Accelerated Filer and Large Accelerated Filer Definitions. As a result of the amendments, certain low revenue filers will remain obligated to provide a report by management assessing the effectiveness of the Corporation’s internal control over financial reporting (“ICFR”), but are not required to provide an attestation report from the Corporation’s independent auditor assessing the effectiveness of the Corporation’s ICFR. The Corporation meets the amended definition and is not required to provide an attestation report from its independent auditor assessing the effectiveness of its ICFR. PeoplesBank remains subject to independent auditor attestation under FDIC regulation 363.3(b).

Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. However federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Corporation qualifies for the exclusion from the Volcker Rule restrictions.

Limitations on Transactions with Affiliates. Transactions between insured financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an insured financial institution is any company or entity which controls, is controlled by or is under common control with the insured financial institution. In a bank holding company context, the bank holding company of an insured financial institution (such as the Corporation) and any companies which are controlled by such holding company are affiliates of the insured financial institution. Generally, Section 23A limits the extent to which the insured financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the insured financial institution, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by an insured financial institution to an affiliate.

Limitations on Loans to Insiders. Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2022, PeoplesBank was in compliance with the above restrictions.

Regulation of PeoplesBank

Pennsylvania Banking Law. The Pennsylvania Banking Code of 1965 (the “PA Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of PeoplesBank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the PADOBS so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the PA Banking Code is to provide banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the PADOBS.

The PADOBS generally examines each bank not less frequently than once every two years. Although the PADOBS may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the PADOBS to alternate conducting examinations with the FDIC. The PADOBS may order any bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a bank engaged in an objectionable activity, after the PADOBS has ordered the activity to be terminated, to show cause at a hearing before the PADOBS why such person should not be removed.

Insurance of Accounts. The deposits of PeoplesBank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The Dodd-Frank Act increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well-capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

The FDIC may terminate the deposit insurance of any insured depository institution, including PeoplesBank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of PeoplesBank’s deposit insurance.

Regulatory Capital Requirements. Unless a community bank qualifies and elects to comply with the community bank leverage ratio requirement described below, federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1capital to risk-based assets of 6.0%, a total capital to risk-based assets ratio of 8.0% and a Tier 1 capital to average assets leverage ratio of 4.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer. The existing capital requirements were effective January 1, 2015 and were the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well-capitalized” under the prompt corrective action rules. As of December 31, 2022, PeoplesBank had not elected to be subject to the CBLR requirement.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).  PeoplesBank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

At December 31, 2022, PeoplesBank exceeded all of its regulatory capital requirements, with Tier 1 leverage (to average assets), Tier 1 common equity (to risk-weighted assets), Tier 1 (to risk-weighted assets) and Total risk-based capital ratios of 10.96%, 14.15%, 14.15% and 15.34%, respectively. Additional information can be found in Note 9 – Regulatory Matters.

Any bank that fails any of the capital requirements is subject to possible enforcement action by the FDIC. Such action could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The FDIC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

PADOBS Capital Requirements. PeoplesBank is also subject to more stringent PADOBS capital guidelines. Although not adopted in regulation form, the PADOBS utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2022, PeoplesBank’s capital ratios exceeded each of the regulatory capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the FDIC’s prompt corrective action regulations (and does not take into account the potential determination to elect to use the CBLR).

	Total	Tier 1	Tier 1	Tier 1
	Risk-Based	Risk-Based	Common Equity	Leverage
Capital Category	Capital	Capital	Capital	Capital
Well-capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a “well-capitalized” institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2022, PeoplesBank was deemed to be a “well-capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks or a federal savings association. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank or a federal savings association.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state-chartered banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities, and state banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so.

Restrictions on Capital Distributions. Under federal rules, an insured depository institution may not pay any dividend if making such payments would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. PeoplesBank is currently not in default in any assessment payment to the FDIC. The PA Banking Code also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the Federal Deposit Insurance Act prohibit payment of excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the relevant federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Privacy Requirements. Federal law places limitations on financial institutions like PeoplesBank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. PeoplesBank currently has a privacy protection policy in place and believes such policy complies with applicable regulations.

Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls in place to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. PeoplesBank has established policies and procedures to ensure compliance with the federal anti-money laundering provisions.

PeoplesBank is also subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, and supervisory examinations (by federal and state regulators) increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation and PeoplesBank fail to meet the expectations set forth in this regulatory guidance, they could be subject to various regulatory actions as well as remediation efforts which may cause them to incur significant expense. In addition, in 2021, the federal banking agencies adopted a rule to establish computer-security incident notification requirements for bank holding companies, banks and their service providers. Under the rule, banking organizations are required to notify their primary federal regulators within 36 hours of any incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver banking services to a material portion of its client base, jeopardize the viability of key operations, or impact the financial stability of the financial sector. The rule also imposes certain notification requirements on third-party bank service providers when they experience a computer-security incident that has caused, or is likely to cause a material service disruption or degradation for four or more hours. In such case, the service provider is required to notify its bank-designated point of contact as soon as possible upon discovery of the incident.

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd- Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP. The potential reach of the CFPB’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including PeoplesBank, is currently unknown.

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the CRA could result in restrictions on its activities. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. PeoplesBank received a “satisfactory” CRA rating in its most recently completed examination in 2021.

Consumer Protection and Fair Lending Regulations. Pennsylvania-chartered banks are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including the imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Commercial Real Estate Guidance. Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations. Interest and other charges collected or contracted for by PeoplesBank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of PeoplesBank also are subject to, among others, the:

•Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus disease (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions to not characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•The establishment of the Paycheck Protection Program, a specialized low-interest forgivable loan program funded by the U.S. Treasury and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic; and

•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, subsequently extended by federal mortgage-backing agencies.

Federal Home Loan Bank System. PeoplesBank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, PeoplesBank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2022, PeoplesBank was in compliance with this requirement.

Federal Reserve Board. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the PADOB. In 2020, due to a change in its approach to monetary policy due to COVID-19, the Federal Reserve Board implemented a final rule to amend its reserve requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Future Laws and Regulations. Periodically, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States, Codorus Valley’s and PeoplesBank’s business is particularly susceptible to being affected by federal legislation and regulations. The general cost of compliance with numerous federal and state laws and regulations has had, and in the future may have, a negative impact on Codorus Valley’s results of operations.

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

Item 1A: Risk Factors

Before investing in our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. Unless the context otherwise requires, references to “we,” “us,” “our,” “Codorus Valley Bancorp, Inc.,” “Codorus Valley” or the “Corporation” refer to Codorus Valley Bancorp, Inc. and its direct or indirect owned subsidiaries, and references to “PeoplesBank” refers to PeoplesBank, A Codorus Valley Company, the wholly owned banking subsidiary of the Corporation.

Risks Related to Macroeconomic Conditions

Difficult economic conditions or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

As a financial services company, our business and overall financial performance are vulnerable to the impact of poor or weak economic conditions, particularly in the United States but also to some extent in the global economy. Recessionary economic conditions, particularly if they are severe, are likely to have a negative financial impact across the financial services industry, including on Codorus Valley. Recessionary economic conditions can also lead to turmoil and volatility in financial markets, which can increase the adverse impact on financial institutions such as the Corporation. A return to recessionary economic conditions in the United States would likely adversely affect us, our business and financial performance. In addition, if the U.S. Congress were not to act favorably on measures to raise the debt ceiling, the U.S. government could default on payment of its debt. This could lead to a government shutdown and other consequences which could adversely affect the United States economy and financial institutions, including us.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2022, 82% of our deposits are estimated to be FDIC-insured, and an additional 6% of deposit were fully collateralized. The average account size of our consumer deposits is less than $18,000, and the average account size of our business deposits is less than $89,000.

The continuing COVID-19 pandemic has, and may continue to, adversely affect our business, financial condition, liquidity, capital and results of operations.

The extent and duration to which the continuing COVID-19 pandemic will affect our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

Risks Related to Market Interest Rates and Inflation

Our business is subject to interest rate risk, and variations in interest rates may materially and adversely affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected, in part, by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, general economic conditions, and federal economic monetary and fiscal policies, and in particular, the Federal Reserve Board’s policy determinations with respect to interest rates. After the Federal the Federal Reserve System’s Open Market Committee (“FOMC”) steadily increased the target federal funds rate in 2017 and 2018, the FOMC in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, effected an additional 150 basis point decrease to a range of 0.00% to 0.25% as of March 31, 2020 where it had remained until the FOMC increased the target federal funds rate by 25 basis points to a range of 0.25% to 0.50% in March 2022. From March through December 2022, in response to inflation, the FOMC increased the targeted federal funds rate seven separate times, raising the rate by 425 basis points to a range of 4.25% to 4.50%. The FOMC has indicated further increases are to be expected in 2023 but the exact timing and extent remain unknown and are largely subject to economic conditions.

While an increase in interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the contractual interest and principal due to us. Following an increase in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loans that mature and repay or that prepay before maturity with new originations at higher rates, minimize increases on our deposit rates, and maintain an acceptable level and composition of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products when interest rates increase.

Accordingly, changes in levels of interest rates could materially and adversely affect our net interest margin, asset quality, loan origination volume, average loan portfolio balance, liquidity, and overall profitability.

Furthermore, a sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, which bear no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits that have a shorter duration than our assets. At December 31, 2022, we had $262.9 million in certificates of deposit that mature within one year and $1.56 billion in checking, savings, and money market accounts. We incur a higher cost of funds to retain these deposits in a rising interest rate environment, such as the current one, and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our debt securities portfolio. Generally, the fair value of fixed-rate debt securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on debt securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of debt securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

We monitor our interest rate sensitivity using a simulation model which generates estimates of the changes in our net interest income over a range of interest rate scenarios. As of December 31, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 3.27% increase in net interest income. For further discussion of how changes in interest rates could impact us, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As discussed above under “—Fluctuating interest rates can adversely affect our profitability,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating-rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Risks Related to our Lending Activities

Our loan portfolio primarily consists of commercial-related loans, including commercial real estate and construction loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2022, commercial-related loans totaled $1.37 billion, or 84.2% of our total loan portfolio, including commercial real estate, commercial and industrial, construction and land acquisition and development loans. Given their generally larger balances and the complexity of the underlying collateral, commercial-related loans generally have more risk than the owner-occupied one-to-four family residential real estate loans that we also originate. Because the repayment of commercial-related loans often depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans (for those having real estate collateral), our holding period for the collateral typically is longer than for a one-to-four family residential property because there are fewer potential purchasers of the collateral. In addition, because commercial-related loans, and commercial real estate loans in particular, typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans, charge-offs on commercial-related loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As our commercial-related loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

Our emphasis on real estate loans exposes us to lending risks.

At December 31, 2022, approximately $1.43 billion, or 87.3%, of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market areas of South Central Pennsylvania, primarily York and Lancaster Counties, and North Central Maryland, primarily Baltimore and Hartford Counties. Future declines in real estate values in our primary lending markets and surrounding markets could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require us to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market areas. Local economic conditions have a significant impact on our commercial real estate, commercial and industrial, construction, residential real estate and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Furthermore, we generally make loans to small and mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, materially and adversely affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, such as the ongoing war in Ukraine, or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth, including our portfolio of commercial-related loans, as well as any future credit deterioration, including as a result of the ongoing COVID-19 pandemic and the possible recessionary pressures, could require us to increase our allowance for loan losses in the future. At December 31, 2022, our allowance for loan losses was 1.27% of total loans and 189.02% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

The Financial Accounting Standards Board’s Current Expected Credit Losses, or CECL, standard will be effective for Codorus Valley on January 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and to recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for loan losses and, as a result of such reviews, we may be required to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of the institution’s total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have concluded that we currently do not have a concentration in commercial real estate lending, as such loans represent 72% and 271%, respectively, of total bank capital as of December 31, 2022.

The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in the curtailment of our commercial real estate lending that would adversely affect our loan originations and profitability.

Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

We engage in lending secured by real estate and may foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to recover our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, various assessments relating to the ownership of the property, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition, and results of operations.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the residential foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on residential properties in default. Furthermore, federal regulators have prosecuted a number of mortgage servicing companies for alleged consumer law violations. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of residential foreclosures or raise outright barriers, they could have an adverse effect on our business, financial condition, and results of operations.

We are exposed to the risk of environmental liability associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. The costs associated with investigation or remediation activities could be substantial. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our practice, which is to obtain an environmental review before initiating any foreclosure action on nonresidential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We are required to transition from the use of the LIBOR interest rate index in the future.

The London Interbank Offered Rate ("LIBOR") is the reference rate used for many of the Corporation's transactions, including variable and adjustable-rate loans, derivative contracts, borrowings and other financial instruments. The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023, unless the deadline were to be extended. The language in our LIBOR-based contracts and other financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and other financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. Since alternative rates are calculated differently, the transition may change our market risk profile, requiring changes to risk and pricing models. Other LIBOR-based contracts and financial instruments do not have such triggers and any means for selection of alternative rates to LIBOR.

Regulators, industry groups and certain communities (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended, so-called “fallback language” for LIBOR-linked contracts and other financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementation of the recommended alternatives for use in floating rate instruments.

The Corporation has nearly completed the process of transitioning away from LIBOR. Its enterprise-wide, cross-functional project team overseeing the transition completed an inventory of existing LIBOR-indexed products, added LIBOR fallback language to new loans, and, with respect to existing loans, managed the transition to non-LIBOR based adjustable-rate mortgages, floating-rate commercial loans and related derivative instruments. The project team selected SOFR as the replacement rate for LIBOR. The team is working with the Corporation’s bond trustees on the LIBOR transition for certain of its capital markets instruments.

In addition, on March 15, 2022, President Biden signed the LIBOR Act. The LIBOR Act establishes a uniform replacement rate for LIBOR in agreements that either do not contain a fallback provision, or do not identify a specific benchmark replacement and a person with authority to determine the benchmark replacement. The replacement rate in such agreements will be the benchmark replacement identified by the Federal Reserve Board that is based on SOFR, including a “tenor” spread adjustment appropriate for each tenor of LIBOR that is consistent with the International Swaps and Derivatives Association’s IBOR Fallbacks protocol. In December 2022, the Federal Reserve published final regulations implementing the LIBOR Act and adopting SOFR-based benchmark rates to replace overnight 1-, 3-, 6- and 12-month U.S. Dollar LIBOR for agreements specified in the LIBOR Act.

We cannot predict what the effect of the transition away from LIBOR to alternative rates, including SOFR, may be on the markets for various floating rate financial instruments. The use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amount received and paid on derivative contracts and other financial instruments. In addition, the continued evolution of the LIBOR transition and related reform proposals may result in increased compliance and operational costs.

Risks related to Liquidity

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, liquidity needs (including changes in assets, liabilities, and off-balance sheet commitments under various economic conditions), an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, competition from other financial institutions and inflation which could drive up the costs of deposits or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may also increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. Any decline in available funding or increased costs of liquidity could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Competitive Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms as well as certain unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. If we must raise interest rates paid on deposits or lower interest rates charged on our loans to be competitive, our net interest margin and profitability could be adversely affected. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation in the industry. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Our asset size may make it more difficult for us to compete.

Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful noninterest income from non-traditional banking activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations and/or decrease our revenues.

PeoplesBank is subject to extensive regulation, supervision and examination by the PADOBS and the FDIC, and the Corporation is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of PeoplesBank, rather than for our stockholders.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations. For example, in the interest of consumer protection, the Consumer Financial Protection Bureau (“CFPB”), has recently been active in pursuing actions against financial institutions for charging certain fees that they have characterized as “junk fees.” These fees can take a number of forms, including without limitation, fees related to late loan payments, fees for insufficient funds, repossession fees and processing fees. In a number of instances the CFPB has challenged the imposition of fees by the involved financial institution without regard to whether such fees appropriately compensate the financial institution for the service provided and were disclosed to the customer. Although PeoplesBank is not regulated by the CFPB, the actions of the CFPB can have an influential impact on the supervisory actions of other bank regulators at the federal and state level, in particular, in PeoplesBank’s case, the FDIC as its primary federal banking regulator.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

The Federal Reserve Board may require us to commit capital resources to support PeoplesBank, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Thus, any borrowing that must be done by the Corporation to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds or otherwise raise capital at a time when it is needed.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

We qualify as a “smaller reporting company” pursuant to regulations of the Securities and Exchange Commission (“SEC”), and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a smaller reporting company, and, for as long as we continue to qualify as a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and two years of audited financial statements in our annual report instead of three years. As long as we are a smaller reporting company that is also not an accelerated filer, we will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm review and attest as to the effectiveness of our internal control over financial reporting. In addition, as a non-accelerated filer, we have longer deadlines to file our periodic reports with the SEC.

We will remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million, or our annual revenues are less than $100 million and our public float is less than $700 million. The public float for this purpose is not determined at the end of the fiscal year involved, but as of the end of the company’s second fiscal quarter.

As a result of our smaller reporting company status and non-accelerated filer status, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or cybersecurity attacks or breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, ransomware attacks, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the methods used to cause security attacks and data breaches change frequently, the measures we take to prevent or counteract these attacks and data breaches may not be adequate to prevent them.

In the event of a breakdown in our internal control systems, improper operation of our systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Our insurance coverage may not adequately address such losses, or if it does, such losses may exceed insurance limits.

We rely on third-party vendors, which could expose us to additional cybersecurity risks.

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. We cannot assure you that any such losses would not materially and adversely affect our business, financial condition or results of operations.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most exposed to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The Financial Accounting Standards Board, SEC and other regulatory bodies, that are responsible for establishing accounting and reporting standards, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing the periodic reports that we are required to file with the SEC under the Securities Exchange Act of 1934, as amended, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include, among others, our evaluation of the adequacy of our allowance for loan losses, the calculation of our deferred tax assets and our determinations with respect to the fair values of financial instruments.

Other Risks Related to Our Business

We depend on our management team and other key personnel to implement our business strategy and execute successful operations and we could be harmed by the loss of their services or the inability to hire additional personnel.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise as well as extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and ability to compete in our markets.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. In addition, should we become subject to any more significant legal or regulatory proceedings, we could incur substantial expense and management diversion, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including their reliance on or their involvement in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

We are a community bank and our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees or by retaining, appointing or electing directors who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees or directors, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Risks Related to Our Business Strategy

We may not effectively execute on our expansion strategy, which may adversely affect our ability to maintain our historical growth and earnings trends.

Our primary expansion strategy focuses on organic growth, supplemented by branch expansion and acquisitions of financial institutions and banking teams; however, we may not be able to successfully execute on these aspects of our expansion strategy, which may cause our future growth rate to decline below our recent historical levels, or prevent us from growing at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances or obtain the personnel or funding necessary for additional growth. Various factors, such as economic conditions and competition with other financial institutions, may impede or restrict the growth of our operations. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to manage our growth effectively, which in turn depends on many factors, including our ability to adapt our credit, operational, technology, risk management, internal controls and governance infrastructure to accommodate expanded operations. Even if we are successful in continuing our growth, such growth may not offer the same levels of potential profitability, and we may not be successful in controlling costs and maintaining asset quality in the face of that growth. Accordingly, our inability to maintain growth or to effectively manage growth could have an adverse effect on our business, financial condition and results of operations.

We may grow through mergers or acquisitions, including branch acquisitions, a strategy that may not be successful or, if successful, may produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our stockholders.

As part of our growth strategy, we may pursue mergers and acquisitions of banks and non-bank financial services companies within or outside our principal market areas that we believe will support our business and make financial and strategic sense. We may have difficulty identifying suitable acquisition candidates or executing on acquisitions that we pursue, and we may not realize the anticipated benefits of any transactions we complete. Additionally, for any acquisition we consider, we expect to face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do. Accordingly, attractive acquisition opportunities may not be available to us, and there can be no assurance that we will be successful in identifying or completing any future acquisitions.

Mergers and acquisitions involve numerous risks, any of which could harm our business, including:

•the possibility that expected benefits may not materialize in the time frame expected or at all, or may be more costly to achieve, or that the acquired business will not perform to our expectations;

•time, expense and difficulties in integrating the operations, management, products and services, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•difficulties in supporting and transitioning customers of the target and disruption of our ongoing banking business;

•the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase consideration or other resources to another opportunity;

•entering new markets or areas in which we have limited or no experience;

•the possibility that our culture is disrupted as a result of an acquisition;

•potential loss of key personnel and customers from either our business or the target’s business;

•assumption of unanticipated problems, claims or other liabilities of the acquired business;

•an inability to realize expected synergies or returns on investment;

•the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity and the possibility that any such issues associated with the target institution, of which we may or may not be aware at the time of the acquisition, could adversely impact the combined entity after completion of the acquisition;

•the possibility that the acquisition may not be timely completed, if at all;

•the need to raise capital; and

•inability to generate sufficient revenue to offset acquisition costs.

Our acquisition activities, should they materialize, could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. Also, if we finance acquisitions by issuing equity securities, our existing stockholders’ ownership may be diluted, which could negatively affect the market price of our common stock. Additionally, if the goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Acquisitions may also involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.

As a result, we may not achieve the anticipated benefits of any such merger or acquisition, and we may incur costs in excess of what we anticipate. Our failure to successfully evaluate and execute mergers, acquisitions or investments or otherwise adequately address and manage the risks associated with such transactions could have a material adverse effect on our business, results of operations and financial condition, including short-term and long-term liquidity.

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

•opinions of securities analysts about our stock as an investment;

•institutional and other investor interest in purchasing, holding or selling our stock;

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

•our relationships with major clients;

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

•cybersecurity attacks or breaches or breaches of physical premises, including data centers;

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the recent volatility and disruption of capital and credit markets.

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

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders.

In order to maintain our capital at desired or regulatory-required levels or to replace existing capital, we may be required to, or otherwise determine it advantageous to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. Generally, we are not restricted from issuing such additional shares. We may sell any shares that we issue at prices below the current market price of our common stock, and the sale of these shares may significantly dilute stockholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions or in connection with our equity compensation plans. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Offerings of debt and/or preferred equity securities may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if PeoplesBank’s capital ratios fall below the required regulatory minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our common stock is subordinate to our existing and future indebtedness and preferred stock, if issued, and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

Shares of our common stock are equity interests in the Corporation and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Additionally, holders of our common stock could be subject to the prior dividend and liquidation rights of holders of our preferred stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

We may attempt to increase our capital resources or, if PeoplesBank’s capital ratios fall below the required regulatory minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust-preferred securities, senior or subordinated notes and/or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock.

We are currently authorized to issue up to 30,000,000 shares of common stock of which 9,581,230 shares were outstanding as of December 31, 2022, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2022. Our board of directors has authority, without action or vote of the stockholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other stockholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends or repurchasing shares of our common stock, or we may choose not to pay dividends on or repurchase, our common stock.

The Corporation is an entity separate and distinct from its principal subsidiary, PeoplesBank, and we derive substantially all of our revenue in the form of dividends from that subsidiary. Accordingly, we are and will be dependent upon dividends from PeoplesBank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common and preferred stock, if any. PeoplesBank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event PeoplesBank is unable to pay dividends to us, we may not be able to pay dividends on our common or preferred stock, if any. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors, including those of its depositors.

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

Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future. No determination has been made by our board of directors regarding whether or what amount of dividends will be paid in future quarters. Additionally, there can be no assurance that regulatory approval will be granted by the Federal Reserve Board to pay dividends. Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our and PeoplesBank’s ability to pay dividends, as well as guidance issued from time to time by regulatory authorities.

Under guidance issued by the Federal Reserve Board, as a bank holding company we are expected to consult the Federal Reserve before declaring dividends in certain situations, and may require its prior approval, and we are to strongly consider eliminating, deferring, or reducing dividends we pay to our stockholders if (1) our net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

If we defer payments of interest on our outstanding subordinated notes or junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2022, we had $31,000,000 outstanding aggregate principal amount of subordinated debt evidenced by subordinated notes and note purchase agreements and $10,310,000 outstanding aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. The note purchase agreements and each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the note purchase agreement or indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the note purchase agreement or indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

Events of default under each note purchase agreement and indenture generally consists of our failure to pay interest on the subordinated notes or junior subordinated debt securities outstanding under the indenture under certain circumstances, our failure to pay any principal of or premium on such subordinated notes or junior subordinated debt securities when due, our failure to comply with certain covenants under the note purchase agreements or indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or PeoplesBank.

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

Anti-takeover provisions and restrictions on ownership could negatively impact our stockholders.

Provisions of federal and Pennsylvania law and our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. In addition, the Bank Holding Company Act of 1956, as amended, or the BHCA, requires any bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring more than five percent of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10 percent or more of our outstanding common stock under the Change in Bank Control Act. Any holder of 25 percent or more of our outstanding common stock or more than one-third of our equity, other than an individual, is subject to regulation as a bank holding company under the BHCA.

Our articles of incorporation and bylaws contain certain provisions that may have the effect of deterring or discouraging an attempt to take control of the Company. Among other things, these provisions:

•empower our board of directors, without stockholder approval, to issue shares of our common or preferred stock the terms of which, including voting power, are set by our board;

•divide our board of directors into three classes serving staggered three-year terms;

•authorize our board of directors to oppose a tender or other offer for the Corporation’s securities if the board determines that such an offer should be rejected;

•require the affirmative vote of holders of at least 75 percent of the outstanding shares of our common stock to approve the merger, consolidation, liquidation or dissolution of the Corporation, or any sale or other disposition of all or substantially all of the assets of the Corporation, excepting transactions described above that are approved by at least 80 percent of the members of the board of directors, where such transactions shall only require stockholder approval by a majority of the votes cast at the meeting of stockholders held to consider and act upon such transaction;

•eliminate cumulative voting in the election of directors; and

•require advance notice of nominations for the election of directors and the presentation of stockholder proposals at meetings of stockholders.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2022, the balance was zero. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Centers.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	8	10	18
Limited Service Facilities	0	6	6
Administrative Services Centers	2	0	2
Other Properties(1)	2	0	2

Maryland
Financial Centers	4	1	5

(1) The other properties located in Pennsylvania consist of a maintenance facility for storage of maintenance equipment and a 3-building complex purchased in 2019 for future back office operations expansion.

Item 3: Legal Proceedings

The Corporation is involved in pending and threatened claims and other legal proceedings from time to time in the ordinary course of its business activities. Management evaluates the possible impact of these matters taking into consideration the most recent information available. A loss reserve is established for any matter for which it is believed that a loss is both probable and reasonably estimable. Once established, the reserve is adjusted as appropriate to reflect any subsequent developments. Actual losses with respect to any such matter may be more or less than the amount estimated. For any matter for which a loss is not probable, or the amount of the loss cannot reasonably be estimated, no loss reserve is established.

In addition, the Corporation may be involved in legal proceedings in the form of investigations of regulatory or governmental inquiries covering a range of possible issues. These could be specific to the Corporation, or part of more wide-spread inquires by regulatory authorities. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation and could result in fines, penalties, restitution, or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices.

Management believes that any liabilities, individually or in the aggregate, that may result from the final outcomes of pending or threatened legal proceedings will not have a material adverse effect on the financial condition of the Corporation or upon its results of operations.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,080 holders of record as of February 22, 2023. The closing price per share of Codorus Valley’s common stock on February 22, 2023, was $25.06. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated.

	2022			2021
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$23.00	$21.00	$0.15	$19.74	$15.29	$0.13
Second	24.48	21.54	0.15	20.73	17.25	0.13
Third	23.31	18.70	0.15	23.00	20.00	0.13
Fourth	23.94	18.66	0.15	23.85	21.12	0.15

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

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	120,268	$18.65	310,358 (1)
Equity compensation plans not approved by security holders	0	0	21,117 (2)
Total	120,268	$18.65	331,475

(1) Includes 111,760 shares available for issuance under the 2007 Employee Stock Purchase Plan.

(2) Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation’s Board of Directors approved share repurchase programs in March 2020 ($5 million); January 2021 ($5 million); August 2021 ($5 million); and January 2022 ($5 million). In 2020, a total of 5,335 shares were repurchased at an average price of $16.37; in 2021, a total of 465,434 shares were purchased at an average price of $21.22; in 2022 a total of 1,535 shares were purchased at an average price of $22.00.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

Details for the repurchases under the Programs for the years ended December 31, 2022 and 2021 are detailed below.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2022	1,535	$22.00	1,535	$5,000,000
February 1 - 28, 2022	0	0	0	5,000,000
March 1 - 31, 2022	0	0	0	5,000,000
April 1 - 30, 2022	0	0	0	5,000,000
May 1 - 31, 2022	0	0	0	5,000,000
June 1 - 30, 2022	0	0	0	5,000,000
July 1 - 31, 2022	0	0	0	5,000,000
August 1 - 31, 2022	0	0	0	5,000,000
September 1 - 30, 2022	0	0	0	5,000,000
October 1 - 31, 2022	0	0	0	5,000,000
November 1 - 30, 2022	0	0	0	5,000,000
December 1-31, 2022	0	0	0	5,000,000

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
January 1 - 31, 2021	0	$0	0	$5,000,000
February 1 - 28, 2021	0	0	0	5,000,000
March 1 - 31, 2021	0	0	0	5,000,000
April 1 - 30, 2021	0	0	0	5,000,000
May 1 - 31, 2021	142,541	18.75	142,541	2,327,356
June 1 - 30, 2021	0	0	0	2,327,356
July 1 - 31, 2021	0	0	0	2,327,356
August 1 - 31, 2021	99,607	22.49	99,607	0
September 1 - 30, 2021	65,213	22.10	65,213	3,558,793
October 1 - 31, 2021	59,585	22.63	59,585	2,210,384
November 1 - 30, 2021	66,113	22.28	66,113	737,387
December 1-31, 2021	32,375	21.72	32,375	34,202

Performance Graph

The following five-year performance graph compares the cumulative total shareholders’ return (including reinvestment of dividends) on Codorus Valley's common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2017, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
Codorus Valley Bancorp, Inc.
S&P 500
ABA Community Bank Index(1)
Index Value
220
170
120
70
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Codorus Valley Bancorp, Inc.	$100.00	$82.78	$96.93	$73.91	$96.42	$109.60
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
ABA Community Bank Index(1)	100.00	93.10	95.26	93.40	114.10	103.42

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 43 and 56 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $20,092,000 for the full year 2022, compared to $14,659,000 in 2021, an increase of $5,433,000 or 37 percent. The higher net income was primarily the result of higher interest income in 2022 compared to 2021, partially offset by higher noninterest expense.

•Net interest income for 2022 increased $13,152,000 or 21 percent when compared to 2021, primarily due to an increase in the rates on commercial loans.

•Net interest margin (tax-equivalent basis) for 2022 was 3.39 percent, compared to 2.87 percent for 2021. The Corporation continues to have success in growing lower cost core deposits in a highly competitive environment to offset the impact of deposit pricing increases. The average yield on earning assets increased to 3.82 percent in 2022 as compared to 3.31 percent in 2021 and the cost of interest-bearing liabilities decreased to 0.58 percent in 2022, as compared to 0.60 percent in 2021.

•The loan loss provision for 2022 was $2,890,000, a decrease of $773,000 compared to 2021. The decreased provision expense in 2022 was primarily due to a reduction in nonperforming assets and improved historical loss factors as older charge offs moved outside the lookback period. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance as a percentage of total loans was 1.27 percent at December 31, 2022, and 1.49 percent at December 31, 2021.

•Noninterest income for the year ended December 31, 2022, totaled $14,854,000 representing a decrease of $1,511,000 or 9 percent compared to noninterest income of $16,365,000 for 2021. The decrease was primarily the result of lower gains on sales of loans held for sale in 2022 as compared to 2021. Included in noninterest income was a loss on sales of investment securities totaling $119,000 for 2022 compared to $23,000 in 2021.

•Noninterest expense for the year ended 2022, totaled $61,568,000 representing an increase of $5,353,000 or 10 percent compared to $56,215,000 for 2021. Increases in personnel, professional and legal, external data processing and miscellaneous expense were the primary factors.

•The provision for income taxes for 2022 totaled $5,556,000 which was $1,628,000 or 41 percent above the provision for income taxes for 2021 of $3,928,000. The increase was due to higher income before taxes for 2022 compared to 2021.

•Earnings per share were $2.11 basic and $2.10 diluted for 2022 compared to $1.51 basic and $1.50 diluted for 2021. The increase in earnings per share for the year was primarily the result of the aforementioned higher net income in 2022.

On December 31, 2022, total assets were approximately $2.20 billion, representing a 9 percent decrease compared to December 31, 2021. The contraction for 2022 occurred primarily in cash and cash equivalents which supported an increase in investment securities and loans and a decrease in deposits and long-term debt.

The Bank’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well-capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $23.80 per share on December 31, 2022, compared to $21.52 per share on December 31, 2021. Cash dividends paid on common shares for the year 2022 totaled $0.60 per share, representing an increase of $0.06 or 11 percent above the cash dividends of $0.54 paid for the year 2021.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

The full year 2022 net income available to shareholders of $20,092,000 represents an increase of $5,433,000 compared to the full year 2021 earnings of $14,659,000. Earnings per share were $2.11 basic and $2.10 diluted for 2022 compared to $1.51 basic and $1.50 diluted for 2021. The higher net income was primarily the result of higher interest income in 2022 compared to 2021, offset by higher noninterest expense.

Net interest income, which totaled $75,252,000 for the year ended December 31, 2022, represented an increase of $13,152,000 or 21 percent above net interest income of $62,100,000 for 2021. The change in net interest income was primarily due to an increase in the rate on commercial loans.

The loan loss provision for 2022 was $2,890,000, a decrease of $773,000 compared to a provision of $3,663,000 for 2021. The decreased provision expense in 2022 was primarily due to a reduction in nonperforming assets and improved historical loss factors as older charge offs moved outside the lookback period. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance for loan losses as a percentage of total period-end loans was 1.27 percent and 1.49 percent as of December 31, 2022 and 2021, respectively.

Noninterest income for the year ended December 31, 2022, totaled $14,854,000 representing a decrease of $1,511,000 or 9 percent compared to noninterest income of $16,365,000 for 2021. The decrease was primarily the result of lower gains on sales of loans held for sale in 2022 as compared to 2021. Included in noninterest income was a loss on sales of investment securities totaling $119,000 for 2022 compared to $23,000 in 2021.

Noninterest expense for the year ended December 31, 2022, totaled $61,568,000 representing an increase of $5,353,000 or 10 percent compared to $56,215,000 for 2021. Increases in personnel, professional and legal, external data processing and miscellaneous expense were the primary factors.

The provision for income taxes for 2022 totaled $5,556,000 which was $1,628,000 or 41 percent above the provision for income taxes for 2021 of $3,928,000. The increase was due to higher income before taxes for 2022 compared to 2021.

On December 31, 2022, total assets were $2.20 billion, representing a 9 percent decrease compared to total assets of $2.42 billion as of December 31, 2021. The contraction for 2022 occurred primarily in cash and cash equivalents which supported an increase in investment securities and loans and a decrease in deposits and long-term debt.

Although deposits contracted year over year, average noninterest bearing deposits increased $26,766,000. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are generally lower than rates on alternative sources of funds, transactional activity on these deposits are a source of fee income, and core deposit relationships provide the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2022 totaled $0.60 per share, representing an increase of $0.06 or 11 percent above the cash dividends of $0.54 paid for the year 2021.

The Bank’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for “well-capitalized” institutions. Table 10 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well-capitalized for all periods presented.

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

Net interest income for the year ended December 31, 2022, was $75,252,000, an increase of $13,152,000 or 21 percent above the full year 2021 net interest income. Average earning assets only increased by 2 percent but all earning assets increased year over year, except interest bearing deposits with banks, which decreased 28 percent. Interest bearing liabilities remained relatively unchanged between the two periods. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.39 percent for 2022, compared to 2.87 percent for 2021.

Interest income for the full year 2022 totaled $84,653,000, an increase of $12,962,000 or 18 percent above 2021. The increase in total interest income was driven by higher rates on interest earning assets, particularly interest bearing deposits with other banks and taxable loans. Interest earning assets averaged $2.22 billion and yielded 3.82 percent (tax equivalent basis) for 2022, compared to $2.17 billion and a tax-equivalent yield of 3.31 percent, respectively, for 2021.

Interest expense for the full year 2022 totaled $9,401,000, a decrease of $190,000 or 2 percent below 2021. The decrease in total interest expense was primarily driven by a decrease in rate and volume of time deposits, offset by an increase in rates on interest bearing demand deposits. Interest expense on deposits increased $36,000 or 0 percent for 2022 compared to 2021 and was primarily attributed to the aforementioned decrease in rate and volume of time deposits, offset by an increase on the rates paid on interest bearing demand deposits. The average volume of interest bearing core deposits (the Corporation defines core deposits as demand, savings, and money market deposits) was $1.14 billion for the full year 2022, a $123,440,000 or 12 percent increase above the average volume for 2021. Interest expense on long-term debt and subordinated debentures decreased $232,000 or 10 percent for 2022. The average rate paid on long-term borrowings in 2022 of 1.31 percent, reflected an 61 basis point increase from the average rate paid of 1.92 percent in 2021. The average balance of long-term debt was $18,741,000, a decrease of $15,386,000 or 45 percent below 2021. Long-term debt is primarily comprised of borrowings from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates and subordinated debentures issued in December 2020 by the Corporation.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 21 percent federal income tax rate in 2022 and 2021.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$300,922	$3,588	1.19%	$415,840	$550	0.13%
Investment securities:
Taxable	323,011	7,499	2.32	182,535	3,364	1.84
Tax-exempt	25,545	536	2.10	21,349	453	2.12
Total investment securities	348,556	8,035	2.31	203,884	3,817	1.87

Loans:
Taxable (1)	1,557,289	72,558	4.66	1,543,078	67,060	4.35
Tax-exempt	18,200	730	4.01	9,855	447	4.54
Total loans	1,575,489	73,288	4.65	1,552,933	67,507	4.35
Total earning assets	2,224,967	84,911	3.82	2,172,657	71,874	3.31
Other assets (2)	79,891			104,776
Total assets	$2,304,858			$2,277,433
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$975,583	$4,562	0.47%	$880,576	$1,660	0.19%
Savings	162,701	49	0.03	134,268	62	0.05
Time	414,784	2,650	0.64	505,981	5,503	1.09
Total interest bearing deposits	1,553,068	7,261	0.47	1,520,825	7,225	0.48

Short-term borrowings	11,987	48	0.40	10,451	42	0.40
Long-term debt	18,741	246	1.31	34,127	654	1.92
Subordinated debentures	30,727	1,846	6.01	30,646	1,670	5.45
Total interest bearing liabilities	1,614,523	9,401	0.58	1,596,049	9,591	0.60
Noninterest bearing deposits	494,969			468,203
Other liabilities	14,073			14,660
Shareholders' equity	181,293			198,521

Total liabilities and shareholders' equity	$2,304,858			$2,277,433
Net interest income (tax equivalent basis)		$75,510			$62,283
Net interest margin (3)			3.39%			2.87%
Tax equivalent adjustment		(258)			(183)
Net interest income		$75,252			$62,100

(1) Average balance includes average nonaccrual loans of $22,944,000 in 2022 and $37,779,000 in 2021. Interest includes net loan fees of $4,510,000 in 2022 and $9,091,000 in 2021.

(2) Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3) Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2022 vs. 2021
	Increase (decrease) due
	to change in
(dollars in thousands)	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(152)	$3,190	$3,038
Investment securities:
Taxable	2,401	1,734	4,135
Tax-exempt	89	(6)	83
Loans:
Taxable	(4,011)	9,509	5,498
Tax-exempt	379	(96)	283
Total interest income	(1,294)	14,331	13,037
Interest Expense
Deposits:
Interest bearing demand	170	2,732	2,902
Savings	13	(26)	(13)
Time	(992)	(1,861)	(2,853)
Short-term borrowings	6	0	6
Long-term debt	(423)	15	(408)
Subordinated debentures	4	172	176
Total interest expense	(1,222)	1,032	(190)
Net interest income	$(72)	$13,299	$13,227

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectable loans. The provision reflects management's judgment of an appropriate level for the allowance for loan losses. The Risk Management section of this report, including Table 11 – Nonperforming Assets and Table 12 – Allocation of Allowance for Loan Losses, provides detailed information about the allowance for loan losses, the loan loss provision, and credit risk.

For the year 2022, the provision for loan losses was $2,890,000, which was $773,000 or 21 percent lower, compared to a provision of $3,663,000 in 2021. The decreased provision expense in 2022 was primarily due to a reduction in nonperforming assets and improved historical loss factors as older charge offs moved outside the lookback period. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions may require future adjustments. The allowance for loan losses as a percentage of total period-end loans was 1.27 percent and 1.49 percent as of December 31, 2022 and 2021, respectively.

Noninterest Income

The following table presents the components of total noninterest income for each of the past two years.

Table 3 - Noninterest income

(dollars in thousands)	2022	2021
Trust and investment services fees	$4,549	$4,502
Income from mutual fund, annuity and insurance sales	1,247	1,358
Service charges on deposit accounts	5,503	5,183
Income from bank owned life insurance	1,256	1,343
Other income	1,880	1,998
Gain on sale of loans held for sale	625	3,096
Loss on write down and sales of assets held for sale	(87)	(1,092)
Loss on sales of securities	(119)	(23)
Total noninterest income	$14,854	$16,365

For the year 2022, the overall $1,511,000 or 9 percent decrease in total noninterest income, compared to the year 2021, was primarily the result of lower gain on sale of loans held for sale in the current year. The discussion that follows addresses changes in selected categories of noninterest income.

Gain on sale of loans held for sale—For the year 2022, the Corporation recorded gains on sale of loans held for sale of $625,000, compared to $3,096,000 for the year 2021. The decrease was primarily the result of a change in market rates that made selling mortgage loans less attractive in the current year.

Loss on write down and sales of assets held for sale—For the year 2022, the Corporation recorded losses associated with assets held for sale of $87,000. For the year 2021, the Corporation recorded losses associated with assets held for sale, primarily related to the sale of the Dover Financial Center of $1,092,000.

Loss on sales of securities—For the year 2022, the Corporation realized $119,000 in loss on sales of securities compared to $23,000 in 2021. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past two years.

Table 4 - Noninterest expense

(dollars in thousands)	2022	2021
Personnel	$35,061	$33,434
Occupancy of premises, net	3,848	3,540
Furniture and equipment	3,402	3,272
Professional and legal	2,626	1,698
Marketing	1,932	1,772
FDIC insurance	765	918
Debit card processing	1,703	1,460
Charitable donations	1,571	1,587
External data processing	3,884	3,385
Settlement expenses	1,000	0
Loss on foreclosed real estate, including provision of
losses	25	0
Impaired loan carrying costs	546	451
Other	5,205	4,698
Total noninterest expense	$61,568	$56,215

Total noninterest expense for the year 2022 increased $5,353,000 or 10 percent above the year 2021. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The $1,627,000 or 5 percent increase in personnel is primarily the result of higher personnel costs, including variable compensation and actual medical claims expense in 2022 compared to 2021.

Professional and legal—The $928,000 or 55 percent increase in professional and legal expense was largely attributable to increased legal expenses associated with a matter in 2022 involving a shareholder that led to the Corporation entering into a Cooperation Agreement in April 2022. See the Corporation’s Current Report on Form 8-K filed with the SEC on April 12, 2022.

FDIC insurance—The $153,000 or 17 percent decrease in FDIC insurance is primarily attributed to a lower asset base in the current period as excess liquidity has been used to reduce higher-cost deposits.

Debit card processing—The $243,000 or 17 percent increase in debit card processing is primarily attributed to a continued expansion of electronic access to deposit accounts.

External data processing—The upward trend in external data processing from 2021 to 2022 reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency. Additional expenditures related to expansion in the electronic banking services offered to our client base, new technology for loan origination to improve efficiency and accuracy, and charges for higher transaction volume from normal business growth.

Settlement expenses—The $1,000,000 or 100 percent increase in settlement expenses is associated with the resolution of a number of legal matters.

Impaired loan carrying costs—The $95,000 or 21 percent increase in impaired loan carrying costs is attributable to the costs to carry impaired loans, despite the overall reduction in impaired assets year over year.

Provision for Income Taxes

The provision for income taxes for 2022 totaled $5,556,000, which was $1,628,000 or 41 percent above the provision for income taxes for 2021 of $3,928,000. The increase was due to higher net income before taxes in 2022 compared to 2021. For 2022 and 2021, the Corporation’s incremental statutory federal income tax rate was 21 percent; however, the Corporation’s effective income tax rate was approximately 21.7 percent for 2022, compared to 21.1 percent for 2021. The effective tax rate differs from the statutory tax rate due to the impact of state income taxes, offset by the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $99,777,000 on December 31, 2022, compared to $525,644,000 on December 31, 2021. The balance decreased as the Corporation shifted to higher earning assets, allowed higher priced time deposits to run off and repaid maturing long-term debt.

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

The following table shows the amortized cost and fair value, by type of debt security, for two year-end periods:

Table 5-Investment Securities

	December 31,
	2022		2021
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$19,688	$19,100	$0	$0
U.S. agency	12,750	11,280	3,500	3,396
U.S. agency mortgage-backed, residential	283,414	250,102	181,783	181,935
State and municipal	35,517	29,399	36,319	36,156
Corporates	39,531	35,576	32,891	32,798
Total debt securities	$390,900	$345,457	$254,493	$254,285

At December 31, 2022, the fair value of securities, available-for-sale, totaled $345,457,000, an increase compared to the fair value of the investment securities portfolio balance of $254,285,000 at December 31, 2021.

Securities available-for-sale are generally comprised of high quality debt instruments. Effective January 1, 2013, Section 939(a) of the Dodd-Frank Act changed the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment credit assessment, under the revised definition, requires an active review by the Corporation (i.e., pre-purchase and post-purchase credit risk analysis) of the underlying obligor to determine that the obligor has an adequate capacity to meet its financial commitments, and more specifically, that the risk of default is low, and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement. However, the Corporation’s municipal and corporate securities are subject to the requirement.

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are not common. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2022, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade. Corporates are primarily investments in subordinated debt issues believed to be higher quality bank holding company issues based on our review of each issuer’s performance, capital levels, credit quality and other factors.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.67 percent on December 31, 2022:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2022
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. Treasury notes	$0	$19,688	$0	$0	$19,688	2.92%
U.S. agency	0	7,750	5,000	0	12,750	2.45%
U.S. agency mortgage-backed, residential (2)	924	93,518	163,646	25,326	283,414	2.54%
State and municipal	15	0	17,278	18,224	35,517	2.14%
Corporates	1,800	1,999	35,732	0	39,531	4.05%
Total debt securities	$2,739	$122,955	$221,656	$43,550	$390,900	2.67%

Yield (1)	6.67%	3.00%	2.46%	2.55%	2.67%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.

(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2022, reflected in the table above, is higher than the 2.05 percent securities portfolio yield as of December 31, 2021. Generally, higher yielding securities, as compared to the yields in maturing and called securities, were purchased in 2022. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of generally increasing market investment interest rates. At year-end 2022 and 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10 percent of shareholders’ equity. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2022, the Corporation held $955,000 in restricted common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI), compared to $1,311,000 at year-end 2021. Investment in their restricted stock is a condition of obtaining credit from these entities. Changes in the level of restricted stock we hold is the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2022, $880,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2022, loans held for sale were $154,000, which consists of $96,000 residential mortgage loans and $58,000 of Small Business Administration (SBA) loans compared to $7,876,000 at year-end 2021 which consists of $2,518,000 residential mortgage loans and $5,358,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans.

Loans

On December 31, 2022, total loans, net of deferred fees, was $1.631 billion, compared to $1.531 billion at year end 2021, an increase of $105,152,000 or 7 percent above total loans as of year-end 2021. The increase consisted of an increase in commercial loans of $66,011,000 or 5 percent, an increase in consumer loans of $5,496,000 or 5 percent and an increase in mortgage loans of $31,599,000 or 30 percent.

The average yield (tax-equivalent basis) earned on total loans was 4.65 percent for the full year 2022, as compared to 4.35 percent for the year 2021, benefiting from higher market interest rates. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2022 and 2021 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2022	%	2021	%	2020	%	2019	%	2018	%
Commercial, financial and agricultural	$1,246,023	76.3	$1,151,877	75.3	$1,180,274	76.4	$1,125,295	74.7	$1,124,833	75.7
Real estate-construction and land development	128,327	7.9	156,462	10.2	147,609	9.6	159,312	10.6	154,977	10.4
Total commercial related loans	1,374,350	84.2	1,308,339	85.5	1,327,883	86.0	1,284,607	85.3	1,279,810	86.1

Real estate - residential mortgages	135,340	8.3	103,741	6.8	95,751	6.2	94,868	6.3	83,977	5.7
Consumer and home equity	123,167	7.5	117,671	7.7	120,955	7.8	125,660	8.4	121,893	8.2
Total consumer related loans	258,507	15.8	221,412	14.5	216,706	14.0	220,528	14.7	205,870	13.9

Total loans	$1,632,857	100.0	$1,529,751	100.0	$1,544,589	100.0	$1,505,135	100.0	$1,485,680	100.0

The table below shows at December 31, 2022, the commercial loan portfolio was comprised of approximately $767,525,000 or 56 percent in fixed rate loans, and $606,825,000 or 44 percent in floating rate loans. This compares to $723,960,000 or 55 percent in fixed rate loans, and $584,379,000 or 45 percent in floating rate loans, as of December 31, 2021. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or the Secured Overnight Financial Rate (SOFR).

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2022
	Maturity Distribution
		One	Five
	One year	through	through	After fifteen
(dollars in thousands)	or less	five years	fifteen years	years	Total
Commercial, financial and agricultural	$513,671	$290,253	$421,112	$20,987	$1,246,023
Real estate-construction and land development	17,495	65,365	39,757	5,710	128,327
Total commercial related loans	$531,166	$355,618	$460,869	$26,697	$1,374,350

Fixed interest rates	$52,593	$306,203	$384,035	$24,694	$767,525
Floating interest rates	478,573	49,415	76,834	2,003	606,825
Total commercial related loans	$531,166	$355,618	$460,869	$26,697	$1,374,350

During 2022, in terms of dollars and percentages more fixed rate commercial loans were originated, although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured with an initial fixed rate period, typically five years, and then adjustments based upon a predetermined index if a new fixed rate is not renegotiated.

Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2022, premises and equipment, net of accumulated depreciation, totaled $21,136,000, as compared to $21,955,000 on December 31, 2021. The decrease was a result of depreciation and disposals on existing premises and equipment of $2,589,000, offset by new purchases of premises and equipment of $1,841,000. The remaining change was the result of transfers to assets held for sale, net of disposition of a portion of those assets. Financing leases which are now included as part of premises and equipment on the consolidated balance sheets had a balance of $994,000 on December 31, 2022.

Operating Leases Right-of-Use Assets

On December 31, 2022, operating leases right-of-use assets totaled $3,072,000, which was $1,375,000 or 81 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022. The composition of the Corporation’s leases is provided in Note 6—Premises, Equipment and Leases.

Other Assets

On December 31, 2022, other assets totaled $89,417,000, compared to $76,684,000 of other assets as of December 31, 2021. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), prepaid expenses, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $55,897,000 at year-end 2022, compared to $54,644,000 at year-end 2021. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 23 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2022, which is within the regulatory guideline of 25 percent of Tier 1 capital.

At December 31, 2022 there were $479,000 in foreclosed real estate assets included in other assets, compared to none at December 31, 2021.

Also included with other assets is $6,624,000 of accrued interest receivable on loans and investment securities, and $16,692,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 0.47 percent for the year 2022 as compared to 0.48 percent for the year 2021.

On December 31, 2022, deposits totaled $1.94 billion, which represented a $200,546,000 or 9 percent decrease compared to the level at year-end 2021. Core deposits, consisting of demand, money market and savings, in aggregate, decreased $120,969,000 or 7 percent and time deposits (i.e. CDs) decreased $79,577,000 or 17 percent. Of the total $382,138,000 of time deposits as of December 31, 2022, the balance of certificates of deposit with a balance of less than $100,000 totaled $210,331,000; $100,000 to $250,000 totaled $123,002,000 and $250,000 or more totaled $48,805,000. Time deposits totaling $262,893,000 or 69 percent of the total at year-end 2022 will mature in 2023.

On December 31, 2022, the balance of certificates of deposit with a balance of $100,000 and above was $171,807,000. Of this total, $33,150,000 mature within three months, $24,174,000 mature after three months but within six months, $60,875,000 mature after six months but within twelve months, and the remaining $53,608,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2022 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

The table below reports an estimate of uninsured time deposits by maturity.

Table 9 – Uninsured Time Deposit Maturities

(dollars in thousands)	2022
2023	$14,509
2024	3,654
2025	442
2026	259
2027	0
Thereafter	0
Total uninsured time deposits	$18,864

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2022, short-term borrowings totaled $11,605,000, as compared to the $10,761,000 as of December 31, 2021. The balance on December 31, 2022, consisted of $11,605,000 of repurchase agreements and no other short-term borrowings as compared to the balance of $10,761,000 at year-end 2021 consisting of repurchase agreements and no other short-term borrowings. The increase in the balance of repurchase agreements was a result of a shifting in balances out of deposit products while other short-term borrowings remained the same as cash flow from investments and deposits were ample to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2022, long-term debt totaled $42,314,000, compared to $52,262,000 at year-end 2021. The decrease was the result of the repayment of matured advances from the Federal Home Loan Bank of Pittsburgh (FHLBP). Subordinated debentures issued by the Corporation in December, 2020 are included in long-term debt, totaling $30,764,000 and $30,683,000, respectively.

Generally, funds for the payment of long-term debt come from operations. On December 31, 2022, total unused credit with the FHLBP was approximately $676,626,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Operating Leases Liabilities

On December 31, 2022, operating leases liabilities totaled $3,204,000, which was $1,401,000 or 78 percent higher than the level at year-end 2021. The increase was primarily the result of the new Hunt Valley Connections Center, which opened in the first quarter 2022. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders' Equity and Capital Adequacy

Shareholders' equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $177,300,000.00 on December 31, 2022, a decrease of approximately $18,205,000 or 9 percent, compared to $195,505,000 at year-end 2021. The decrease was primarily the result of the Corporation’s $20,092,000 in net income available for shareholders less $5,715,000 of dividends paid to shareholders in 2022, $2,018,000 in net equity transactions during 2022 and a $34,600,000 other comprehensive loss. Information pertaining to stock of the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Stock

The Corporation typically pays cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other factors. Annual cash dividends per share for the year 2022 totaled $0.60 per share, representing an increase of $0.06 or 11 percent above the cash dividends of $0.54 paid for the year 2021.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation, in the notes to the consolidated financial statements.

Capital Ratios

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can lead to enforcement and other actions by banking regulators.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  As of December 31, 2022, the Corporation and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, PeoplesBank was considered well-capitalized under the regulatory framework for prompt corrective action.

Table 10-Capital Ratios

			To be Well
		Required for	Capitalized Under
		Capital Adequacy	Prompt Corrective
(dollars in thousands)	Actual Ratios (1)	Purposes (2)	Action Provisions (2)	Actual Capital (1)
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2022
Common Equity Tier 1	12.04%	7.00%	n/a	$209,540
Tier 1 risk based	12.61	8.50	n/a	219,540
Total risk based	15.57	10.50	n/a	271,040
Leverage	9.77	4.00	n/a	219,540

at December 31, 2021
Common Equity Tier 1	12.11%	7.00%	n/a	$193,142
Tier 1 risk based	12.74	8.50	n/a	203,142
Total risk based	15.92	10.50	n/a	253,791
Leverage	8.59	4.00	n/a	203,142

PeoplesBank, A Codorus Valley Company
at December 31, 2022
Common Equity Tier 1	14.15%	7.00%	6.50%	$245,896
Tier 1 risk based	14.15	8.50	8.00	245,896
Total risk based	15.34	10.50	10.00	266,632
Leverage	10.96	4.00	5.00	245,896

at December 31, 2021
Common Equity Tier 1	14.47%	7.00%	6.50%	$230,162
Tier 1 risk based	14.47	8.50	8.00	230,162
Total risk based	15.72	10.50	10.00	250,081
Leverage	9.75	4.00	5.00	230,162

(1)Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2)The Corporation is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Corporation was deemed to be a small bank holding company under applicable regulations as of December 31, 2022.

Risk Management

The Corporation’s Risk Committee (“Committee”) meets at least quarterly and only includes independent directors. This Committee was formed mid-year 2022 to replace the former Enterprise Risk Management Committee, which also included members of management. The objective of the Committee is to identify and manage risk inherent in the operations of the Corporation and its affiliates. While the Committee’s risk review is broad in scope, its primary responsibility is to develop, implement and monitor compliance with formal risk management policies and procedures.

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

•The Corporation lends mainly within its primary geographical market area, including York County and Lancaster County, Pennsylvania and Harford County and Baltimore County, Maryland. Although this focus may pose a geographical concentration risk, the diverse local economies and employee knowledge of our clients lessens this risk.

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

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2022, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 22.5 percent of the portfolio and residential real estate investor, which represented 16.1 percent of the portfolio. As of December 31, 2021, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 21.1 percent of the portfolio; residential real estate investor, which represented 14.8 percent of the portfolio and builder & developer, which represented 10.2 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

The table below presents a two-year history of asset categories posing the greatest risk of loss and related ratios.

Table 11-Nonperforming Assets

	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans:
Builder & developer	$1,773	$807
Commercial real estate investor	222	3,943
Residential real estate investor	856	280
Hotel/Motel	0	12,192
Manufacturing	2,965	5,125
Agriculture	912	4,297
Service	0	971
Commercial other	3,436	5,372
Residential mortgages	349	62
Home equity	457	437
Consumer other	0	96
Total nonaccrual loans	$10,970	$33,582
Accruing loans that are contractually past due 90 days or more as to principal and interest:
Agriculture	$0	$324
Total accruing loans past due 90 days or more	$0	$324
Troubled debt restructurings (TDRs):
Performing	$1,213	$954
Total TDR loans	$1,213	$954
Other Real Estate Owned:	$479	$0
Total Nonperforming assets	$11,449	$33,906

Impaired loans without a valuation allowance	$9,400	$28,673
Impaired loans with a valuation allowance	2,783	6,187
Total impaired loans	$12,183	$34,860
Valuation allowance related to impaired loans	$2,484	$4,058

Nonaccrual loans as a % of total loans	0.67%	2.20%
Nonperforming loans as a % of total loans	0.67%	2.22%
Nonperforming assets as a % of total period-end assets	0.52%	1.40%
ALL as a % of nonaccrual loans	189.02%	67.84%
ALL as a % of nonperforming assets	181.12%	67.19%
ALL as a % of total loans	1.27%	1.49%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.38%	0.52%
Commercial real estate investor	0.06%	1.22%
Residential real estate investor	0.33%	0.12%
Hotel/Motel	0.00%	17.35%
Manufacturing	3.42%	7.05%
Agriculture	1.00%	4.51%
Service	0.00%	1.49%
Commercial other	1.64%	2.42%
Residential mortgages	0.26%	0.06%
Home equity	0.47%	0.46%
Consumer other	0.00%	0.42%

As of December 31, 2022 nonperforming assets totaled $11,449,000, a decrease of $22,457,000 compared to the balance of $33,906,000 as of December 31, 2021. The continuous collection efforts coordinated by the Corporation’s special assets team, recoveries from borrower payments and nonperforming loan sales have been critical to reducing the level of nonperforming assets. Management believes that specific reserves assigned within the allowance for loan losses for each credit is sufficient at December 31, 2022. In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions and the potential for adverse real estate market value changes.

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

As of December 31, 2022, the nonperforming loan portfolio balance totaled $12,183,000, compared to $33,906,000 at year-end 2021. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well-collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

As of December 31, 2022, the nonaccrual loan portfolio balance totaled $10,970,000, compared to $33,582,000 at year-end 2021. The decrease in nonaccrual loans resulted from principal repayments, charge-offs and note sales totaling $32,055,000, which was offset by loans totaling $9,443,000 being placed on nonaccrual status. For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans. For 2022, the gross interest income that would have been recorded if the nonaccrual loans has been current in accordance with their original terms and current throughout the period was approximately $847,000. The amount of interest income on those nonaccrual loans that was included in net income for 2022 was approximately $176,000. For 2021, the gross interest income that would have been recorded if the nonaccrual loans has been current in accordance with their original terms and current throughout the period was approximately $2,634,000. The amount of interest income on those nonaccrual loans that was included in net income for 2021 was approximately $602,000.

Foreclosed real estate is real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of December 31, 2022, there was $479,000 in foreclosed real estate compared to none at December 31, 2021.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of December 31, 2022, the accruing troubled debt restructuring portfolio balance totaled $1,213,000, compared to $954,000 at year-end 2021. The increase was the result of principal payments made on loans within the troubled debt restructuring portfolio as well as the addition of two loan relationships.

At December 31, 2022, there no modifications remaining under the CARES Act, which are not considered TDRs. At December 31, 2021, there were modifications remaining for five commercial loans totaling $33,352,000 and two mortgage loans totaling $1,694,000 and no consumer loans under the CARES Act, which are not considered TDRs.

At December 31, 2022, there were $20,462,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 11. Comparatively, we were monitoring $47,845,000 of potential problem loans at December 31, 2021.

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

The allowance for loan losses was $20,736,000 or 1.27 percent of total loans, on December 31, 2022, compared to $22,782,000 or 1.49 percent on December 31, 2021. The $2,046,000 or 9 percent decrease in the allowance from December 31, 2021 to December 31, 2022 reflects changes in historical losses and the reduction of impaired loans during the year. Loan balances individually evaluated for impairment over the same 12 month period decreased by $22,352,000 and include those identified as nonaccrual or contractually past due.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2022, however, changing economic conditions may require future adjustments.

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2022		2021		2020		2019		2018
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$18,408	76.3	$19,924	75.3	$18,564	76.4	$18,274	74.7	$15,055	75.7
Real estate - construction and land development	1,769	7.9	2,408	10.2	2,034	9.6	2,263	10.6	2,835	10.4
Total commercial related	20,177	84.2	22,332	85.5	20,598	86.0	20,537	85.3	17,890	86.1

Real estate - residential mortgages	270	8.3	186	6.8	256	6.2	158	6.3	126	5.7
Consumer and home equity	289	7.5	265	7.7	388	7.8	370	8.4	409	8.2
Total consumer related	559	15.8	451	14.5	644	14.0	528	14.7	535	13.9

Unallocated	0	n/a	(1)	n/a	22	n/a	1	n/a	719	n/a

Total	$20,736	100.0	$22,782	100.0	$21,264	100.0	$21,066	100.0	$19,144	100.0

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

Additionally, we have experienced continued commercial loan growth, including growth in newer markets where we have less of a loss history. Also, there is inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2022, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $140,570,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $676,626,000. The Corporation’s loan-to-deposit ratio was approximately 84 and 71 percent as of year-end 2022 and 2021 respectively. The ratio increased with period end higher loan growth and deposit contraction in 2022.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $696,029,000 at December 31, 2022, compared to $605,425,000 at December 31, 2021. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2022
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Long-term debt	$40,496	$0	$0	$0	$40,496
Operating leases	3,430	701	1,055	638	1,036
Financing leases	1,818	75	154	160	1,429
Time deposits	382,138	262,893	112,972	5,847	426
Supplemental retirement plans	8,070	369	904	975	5,822
Purchase obligations	13,198	3,273	5,432	4,493	0
Deferred compensation	1,452	33	107	52	1,260
Total	$450,602	$267,344	$120,624	$12,165	$50,469

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI from 2021 to 2022 was 6.5 percent, compared to 7.0 percent from 2020 to 2021.

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

In addition, simulation of net interest income on a look-forward basis for each is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A "shock" is a simulated immediate upward or downward movement of interest rates. Shock scenarios do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation simulates the application of these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 400 basis point decrease in interest rates is not simulated at this time.

The following table summarizes the simulated impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at December 31, 2022.

Change in Interest	Annual Change in Net
Rates	Interest Income	% Change in Net	% Change
(basis points)	(in thousands)	Interest Income	Policy Limit
+100	$2,909	3.27%	(7.50)%
(100)	$(2,243)	(2.52)%	(7.50)%

+200	$6,030	6.78%	(15.00)%
(200)	$(5,815)	(6.53)%	(15.00)%

+300	$9,176	10.31%	(25.00)%
(300)	$(11,408)	(12.82)%	(25.00)%

+400	$12,357	13.89%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective based on those criteria.

/s/ Craig L. Kauffman	/s/ Larry D. Pickett
Craig L. Kauffman	Larry D. Pickett
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
President	Chief Financial Officer,
and Chief Executive Officer	Treasurer, and Assistant Secretary

March 14, 2023	March 14, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Adjustments for qualitative (environmental) risk factors.

As more fully described in Note 1 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for the general component of pools of loans based on historical loss rates for each class of loans and adjusts for the qualitative (environmental) risk factors. Historical loss rates are based on a two-year rolling average of net charge-offs. The Company’s allowance for loan loss was $20,736,000 at December 31, 2022, which included $18,252,000 in allowance for loans collectively evaluated for impairment. Qualitative factors are used to adjust historical loss rates considering relevant environmental factors. The environmental factors considered include national, regional and local economic and business conditions, changes in value of collateral, changes in the level of concentration of credit, changes in the volume and severity of classified and past due loans, changes in the nature and volume of portfolio, changes in the collection, charge-off, and recovery procedures, changes in underwriting standards and loan terms, changes in the quality of loan reviews, changes in experience and ability of lending management and key lending officers, impact of regulatory and legal regulations, and other pertinent environmental factors. The application of the adjustments for qualitative risk factors to the historical loss rates requires significant judgment by management.

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

Columbus, Ohio

March 14, 2023

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2022	2021
Assets
Interest bearing deposits with banks	$99,777	$525,644
Cash and due from banks	20,662	19,850
Total cash and cash equivalents	120,439	545,494
Securities, available-for-sale	345,457	254,285
Restricted investment in bank stocks, at cost	955	1,311
Loans held for sale	154	7,876
Loans (net of deferred fees of $3,813- 2022 and $4,368 - 2021)	1,632,857	1,529,751
Less-allowance for loan losses	(20,736)	(22,782)
Net loans	1,612,121	1,506,969
Premises and equipment, net	21,136	21,955
Operating leases right-of-use assets	3,072	1,697
Goodwill	2,301	2,301
Other assets	89,417	76,684
Total assets	$2,195,052	$2,418,572

Liabilities
Deposits
Noninterest bearing	$463,853	$524,609
Interest bearing	1,479,366	1,619,156
Total deposits	1,943,219	2,143,765
Short-term borrowings	11,605	10,761
Long-term debt	11,550	21,579
Subordinated debentures - face amount $31,000 (less unamortized discount and debt
issuance cost of $236 at December 31, 2022 and $317 at December 31, 2021)	30,764	30,683
Operating leases liabilities	3,204	1,803
Other liabilities	17,410	14,476
Total liabilities	2,017,752	2,223,067

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at December 31, 2022 and 0 at December 31, 2021	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized; shares issued:
9,883,660 at December 31, 2022 and 9,883,187 at December 31, 2021; and shares
outstanding: 9,581,230 at December 31, 2022 and 9,472,404 at December 31, 2021	24,709	24,708
Additional paid-in capital	141,896	142,067
Retained earnings	52,146	37,769
Accumulated other comprehensive loss	(34,764)	(164)
Treasury stock shares outstanding, at cost: 302,430 shares at December 31, 2022
and 410,783 at December 31, 2021	(6,687)	(8,875)
Total shareholders' equity	177,300	195,505
Total liabilities and shareholders' equity	$2,195,052	$2,418,572

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2022	2021
Interest income
Loans, including fees	$73,139	$67,414
Investment securities:
Taxable	7,455	3,300
Tax-exempt	427	362
Dividends	44	64
Other	3,588	551
Total interest income	84,653	71,691

Interest expense
Deposits	7,261	7,225
Federal funds purchased and other short-term borrowings	48	42
Long-term debt	246	654
Subordinated debentures	1,846	1,670
Total interest expense	9,401	9,591
Net interest income	75,252	62,100
Provision for loan losses	2,890	3,663
Net interest income after provision for loan losses	72,362	58,437

Noninterest income
Trust and investment services fees	4,549	4,502
Income from mutual fund, annuity and insurance sales	1,247	1,358
Service charges on deposit accounts	5,503	5,183
Income from bank owned life insurance	1,256	1,343
Other income	1,880	1,998
Gain on sale of loans held for sale	625	3,096
Loss on write down and sales of assets held for sale	(87)	(1,092)
Loss on sales of securities	(119)	(23)
Total noninterest income	14,854	16,365

Noninterest expense
Personnel	35,061	33,434
Occupancy of premises, net	3,848	3,540
Furniture and equipment	3,402	3,272
Professional and legal	2,626	1,698
Marketing	1,932	1,772
FDIC insurance	765	918
Debit card processing	1,703	1,460
Charitable donations	1,571	1,587
External data processing	3,884	3,385
Settlement expenses	1,000	0
Loss on foreclosed real estate, including provision
of losses	25	0
Impaired loan carrying costs	546	451
Other	5,205	4,698
Total noninterest expense	61,568	56,215
Income before income taxes	25,648	18,587
Provision for income taxes	5,556	3,928
Net income	$20,092	$14,659
Net income per share, basic	$2.11	$1.51
Net income per share, diluted	$2.10	$1.50

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2022	2021
Net income	$20,092	$14,659
Other comprehensive income:
Securities available for sale:
Net unrealized losses arising during the period
(net of tax benefit of $10,657 and $997, respectively)	(34,691)	(3,749)
Reclassification adjustment for losses included in net income
(net of tax benefit of $28 and $5, respectively) (a) (b)	91	18
Net unrealized losses	(34,600)	(3,731)
Comprehensive (loss) income	$(14,508)	$10,928

(a) Amounts are included in (loss) gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b) Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$20,092	$14,659
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,488	2,583
Net amortization of premiums on securities	701	983
Amortization of deferred loan origination fees, net of costs	(2,627)	(7,240)
Net amortization of operating lease right of use assets	686	585
Net amortization of finance lease right of use assets	47	47
Amortization of subordinated debentures issuance fees	81	81
Net change in operating lease liabilities	(660)	(606)
Provision for loan losses	2,890	3,663
Deferred income tax expense (benefit)	662	(23)
Increase in bank owned life insurance	(1,256)	(1,343)
Originations of mortgage loans held for sale	(16,129)	(85,608)
Originations of SBA loans held for sale	(731)	(7,602)
Proceeds from sales of mortgage loans held for sale	19,013	93,159
Proceeds from sales of SBA loans held for sale	6,187	11,214
Gain on sales of mortgage loans held for sale	(468)	(2,718)
Gain on sales of SBA loans held for sale	(157)	(378)
Loss on writedowns and sales of bank premises and equipment, net	87	1,048
Loss on lease write off	0	44
Loss on sales of securities available-for-sale	119	23
Stock-based compensation	979	785
(Increase) decrease in interest receivable	(2,062)	3,790
Decrease (increase) in other assets	1,499	(1,353)
Increase (decrease) in interest payable	277	(316)
Increase in other liabilities	2,240	2,356
Net cash provided by operating activities	33,958	27,833

Cash flows from investing activities
Purchases of securities, available-for-sale	(182,874)	(278,126)
Maturities, repayments and calls of securities, available-for-sale	40,846	199,310
Sales of securities, available-for-sale	4,800	3,803
Redemption of restricted investment in bank stock	356	1,282
Net (increase) decrease in loans made to customers	(116,192)	19,933
Proceeds from sale of loans made to customers	10,298	0
Purchases of premises and equipment	(1,841)	(2,032)
Investment in bank owned life insurance	0	(7,000)
Proceeds from sales of fixed assets	0	996
Proceeds from bank owned life insurance	0	450
Net cash used in investing activities	(244,607)	(61,384)

Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(120,968)	350,797
Net decrease in time deposits	(79,578)	(70,571)
Net increase in short-term borrowings	844	2,221
Repayment of long-term debt	(10,000)	(25,000)
Net change in finance lease liabilities	(29)	(27)
Cash dividends paid to shareholders	(5,714)	(5,270)
Proceeds from treasury stock reissuance	2,422	1,098
Payment of taxes related to stock withheld	(109)	(95)
Forfeiture of restricted stock	(91)	0
Treasury stock repurchased	(34)	(9,878)
Proceeds from issuance of stock, net	(1,149)	(23)
Net cash (used in) provided by financing activities	(214,406)	243,252
Net (decrease) increase in cash and cash equivalents	(425,055)	209,701
Cash and cash equivalents at beginning of year	545,494	335,793
Cash and cash equivalents at end of period	$120,439	$545,494

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	$24,552	$141,461	$28,380	$3,567	$0	$197,960
Net income			14,659			14,659
Other comprehensive loss, net of tax				(3,731)		(3,731)
Common stock cash dividends ($0.54 per share)			(5,270)			(5,270)
Stock-based compensation		785				785
Repurchased stock - 465,434 shares					(9,878)	(9,878)
Withheld Stock - 4,387 shares					(95)	(95)
Issuance and reissuance of common stock:
25,233 shares under the dividend reinvestment and
stock purchase plan	34	251			215	500
34,113 shares under the employee stock option plan	14	(244)			535	305
17,308 shares under employee stock purchase plan		(51)			321	270
44,689 shares of stock-based compensation awards	108	(135)			27	0

Balance, December 31, 2021	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			20,092			20,092
Other comprehensive loss, net of tax				(34,600)		(34,600)
Cash dividends ($0.60 per share)			(5,715)			(5,715)
Stock-based compensation		979				979
Forfeiture of restricted stock and withheld shares - 11,594 shares		91			(200)	(109)
Repurchased stock - 1,535 shares					(34)	(34)
Issuance and reissuance of common stock:
26,467 shares under the dividend reinvestment and
stock purchase plan		49			520	569
26,245 shares under the employee stock option plan		(178)			537	359
13,543 shares under employee stock purchase plan		(54)			308	254
55,700 shares of stock-based compensation awards	1	(1,058)			1,057	0

Balance, December 31, 2022	$24,709	$141,896	$52,146	$(34,764)	$(6,687)	$177,300

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates one wholly-owned subsidiary as of December 31, 2022, Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, which sells non-deposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2022. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, particularly as it relates to changing economic conditions.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2022, 82% of our deposits are estimated to be FDIC-insured, and an additional 6% of deposit were fully collateralized. The average account size of our consumer deposits is less than $18,000, and the average account size of our business deposits is less than $89,000.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2022 and 2021 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan and ACBI membership, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2022 and 2021. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2022 and 2021.

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

Generally, for all classes of loans receivable, when it is probable that principal and interest will not be collectible or a loss is incurred, the accrual of interest is discontinued. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value. The balance of $567,000 at December 31, 2022 and December 31, 2021 consisted of one retail banking property which closed in the second quarter 2022. Bank premises and equipment designated as held for sale is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2022 there was $479,000 of foreclosed commercial real estate, compared to no foreclosed real estate at December 31, 2021. Included within loans receivable as of December 31, 2022, was a recorded investment of $124,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction compared to $102,000 as of December 31, 2021.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $55,897,000 at December 31, 2022, compared to $54,644,000 at December 31, 2021.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. In 2020 PeoplesBank began selling mortgages with servicing released for the majority of the new portfolio. The mortgage servicing rights (MSRs) associated with previously sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income which was $153,000 and $287,000 in 2022 and 2021, respectively. Mortgage servicing income is included in other income in the statements of income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2022, the balance of residential mortgage loans serviced for third parties was $55,708,000 compared to $66,885,000 at December 31, 2021.

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets.

	Years ended December 31,
(dollars in thousands)	2022	2021
Amortized cost:
Balance at beginning of year	$380	$511
Originations of mortgage servicing rights	6	39
Amortization expense	(107)	(266)
Valuation allowance	0	96
Balance at end of year	$279	$380

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2022, the market value of assets was $820,283,000 compared to $857,798,000 at December 31, 2021.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2022 and 2021. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The tax years subject to examination by the taxing authorities are the years ended December 31, 2021, 2020, and 2019.

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

At December 31, 2022, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

The computation of net income per share for the years ended December 31, 2022 and 2021 is provided in the table below.

(in thousands, except per share data)	2022	2021
Net income available to shareholders	$20,092	$14,659

Weighted average shares outstanding (basic)	9,532	9,715
Effect of dilutive stock options	28	38
Weighted average shares outstanding (diluted)	9,560	9,753

Basic earnings per share	$2.11	$1.51
Diluted earnings per share	$2.10	$1.50

Anti-dilutive stock options excluded from the computation of earnings per share	30	32

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2022	2021
Cash paid during the period for:
Income taxes	$410	$6,146
Interest	$9,124	$9,907

Noncash investing activities:
Transfer of loans to foreclosed real estate	$479	$0
Transfer of loans to held for sale	$16,617	$0
Transfer of premises and equipment to assets held for sale	$109	$2,715
Initial recognition of operating lease right-of-use assets	$2,061	$18
Initial recognition of operating lease liabilities	$2,061	$18

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2022

Staff Accounting Bulletin No. 121 (SAB 21) was issued on March 31, 2022 by the Securities and Exchange Commission to provide interpretive guidance for a reporting entity performing custodial type activities for crypto-assets and maintaining the private, cryptographic key information. The Corporation has reviewed the guidance and concluded that the Corporation has no implicit or constructive obligation to safeguard any such crypto-assets. In addition, no crypto-assets are specifically identified as collateral for any loan. The Corporation has also concluded there is no requirement to record a safeguarding asset or corresponding safeguarding liability.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the current expected credit loss (CECL) methodology. The CECL methodology calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets, measured at amortized cost, including loans receivable and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as unfunded loan commitments, standby letters of credit, and other similar instruments. The new standard was delayed and is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

The Company will adopt ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after December 31, 2022, will be presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company is finalizing review of the ASC 326 model validation support, while completing development of related internal controls, policy documentation, and support. The model is reliant on forecasts provided by third party sources.

Any change in the quantitative credit loss estimate along with supplemental qualitative credit loss estimates for the pooled loan portfolio will be reflected in the Allowance for Credit Losses (ACL). Qualitative adjustments are judgmental and are based upon management’s knowledge of the portfolio, the markets in which the Company operates and differences between the portfolio and peer bank data utilized in the quantitative calculations. Loans evaluated individually for expected credit losses will continue to have specific allocations of ACL assigned if the measured value is less than its current carrying value based on the allowable techniques. This reserve is determined by estimating future draws and applying expected credit loss rates to those estimated draws.

The Company expects a net decrease to retained earnings as of the January 1, 2023 adoption date for the cumulative effect of adopting ASC 326, including the impact of off-balance sheet credit exposures, to be estimated in the range of $2,000,000 to $4,000,000. This estimate relates to the immediate impact of the ASC 326 adoption and could fall outside of this range due to unforeseen changes in economic forecasts or other conditions. The ongoing impact of ASC 326 adoption is dependent on multiple factors including loan and off-balance sheet exposure changes, changes in forecasts utilized within the model and the identification of specific credit impairments within the loan portfolio or held-to-maturity debt securities portfolio.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 was updated to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. ASU 2022-02 is not expected to have a material impact on the Corporation’s consolidated financial statements.

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2022 and 2021, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $65,000 at December 31, 2022 and 2021.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2022 and 2021 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof, investments in the obligations of states and municipalities and selected corporate securities, including subordinated debt. At year-end 2022 and 2021, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2022
Debt securities:
U.S. Treasury notes	$19,688	$0	$(588)	$19,100
U.S. agency	12,750	0	(1,470)	11,280
U.S. agency mortgage-backed, residential	283,436	43	(33,377)	250,102
State and municipal	35,517	37	(6,155)	29,399
Corporates	39,531	0	(3,955)	35,576
Total debt securities	$390,922	$80	$(45,545)	$345,457

December 31, 2021
Debt securities:
U.S. agency	$3,500	$0	$(104)	$3,396
U.S. agency mortgage-backed, residential	181,783	2,148	(1,996)	181,935
State and municipal	36,319	250	(413)	36,156
Corporates	32,891	166	(259)	32,798
Total debt securities	$254,493	$2,564	$(2,772)	$254,285

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2022	2021
Proceeds	$4,800	$3,803
Gross gains	0	24
Gross losses	(119)	(47)

The tax benefit related to these net realized losses were $28 and $5 respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,761	$2,732
Due after one year through five years	122,955	115,083
Due after five years through ten years	221,656	191,056
Due after ten years	43,550	36,586
Total debt securities	$390,922	$345,457

Investment securities having a carrying value of $204,887,000 and $184,938,000 on December 31, 2022 and December 31, 2021, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2022 and 2021.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2022
Debt securities:
U.S. Treasury notes	4	$19,100	$(588)	0	$0	$0	4	$19,100	$(588)
U.S. agency	7	7,594	(656)	3	3,685	(814)	10	11,279	(1,470)
U.S. agency mortgage-backed, residential	147	140,409	(11,071)	72	102,061	(22,284)	219	242,470	(33,355)
State and municipal	6	2,334	(210)	35	25,121	(5,945)	41	27,455	(6,155)
Corporates	11	11,610	(831)	20	20,665	(3,124)	31	32,275	(3,955)
Total temporarily impaired debt securities, available-for-sale	175	$181,047	$(13,356)	130	$151,532	$(32,167)	305	$332,579	$(45,523)

December 31, 2021
Debt securities:
U.S. agency	2	$3,396	$(104)	0	$0	$0	2	$3,396	$(104)
U.S. agency mortgage-backed, residential	62	112,395	(1,665)	5	12,373	(331)	67	124,768	(1,996)
State and municipal	22	20,481	(355)	2	2,749	(58)	24	23,230	(413)
Corporates	13	15,737	(244)	1	485	(15)	14	16,222	(259)
Total temporarily impaired debt securities, available-for-sale	99	$152,009	$(2,368)	8	$15,607	$(404)	107	$167,616	$(2,772)

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

The Corporation believes that any unrealized losses at December 31, 2022 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2022 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2022 and 2021. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2022	Loans	2021	Loans
Builder & developer	$128,327	7.9	$156,462	10.2
Commercial real estate investor	367,366	22.5	322,887	21.1
Residential real estate investor	263,262	16.1	227,017	14.8
Hotel/Motel	94,471	5.8	70,254	4.6
Wholesale & retail	60,672	3.7	76,340	5.0
Manufacturing	86,593	5.3	72,720	4.8
Agriculture	91,449	5.6	95,317	6.2
Service	73,094	4.5	65,163	4.3
Other	209,116	12.8	222,179	14.5
Total commercial related loans	1,374,350	84.2	1,308,339	85.5
Residential mortgages	135,340	8.3	103,741	6.8
Home equity	98,030	6.0	94,842	6.2
Other	25,137	1.5	22,829	1.5
Total consumer related loans	258,507	15.8	221,412	14.5
Total loans	$1,632,857	100.0	$1,529,751	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features or other correlations that could cause their ability to meet contractual obligations to be similarly affected. Most of the Corporation's business is with clients in south central Pennsylvania, specifically York County and Lancaster County and north central Maryland, specifically Baltimore County, Harford County and Baltimore City. At December 31, 2022, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 22.5 percent of the portfolio and residential real estate investor, which represented 16.1 percent of the portfolio. At December 31, 2021, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 21.1 percent of the portfolio, residential real estate investor, which represented 14.8 percent of the portfolio and builder & developer, which represented 10.2 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $11,041,000 at December 31, 2022 and $9,516,000 at December 31, 2021. During 2022, total additions were $3,249,000 and total repayments and reductions were $1,724,000. As of year-end 2022, all loans to this group were current and performing in accordance with contractual terms.

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer and residential mortgage loans, the Corporation follows the Uniform Retail Credit Classification guidance. Commercial loans up to $500,000 may be scored using third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings within the Watch, Criticized and Classified categories are generally performed by the Watch & Special Asset Committee, which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. Primary loan officers may recommend a change to a risk rating and internal loan review officers may downgrade existing loans, except to non-accrual status. Only the President/CEO or CFO may downgrade a loan to non-accrual status. The Special Assets Committee or President/CEO may upgrade a loan that is criticized or classified.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2022 and 2021.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2022
Builder & developer	$124,572	$1,010	$972	$1,773	$128,327
Commercial real estate investor	367,144	0	0	222	367,366
Residential real estate investor	262,406	0	0	856	263,262
Hotel/Motel	89,710	0	4,761	0	94,471
Wholesale & retail	59,930	56	686	0	60,672
Manufacturing	81,552	1,444	632	2,965	86,593
Agriculture	87,896	2,260	381	912	91,449
Service	68,373	384	4,337	0	73,094
Other	192,194	4,934	8,552	3,436	209,116
Total commercial related loans	1,333,777	10,088	20,321	10,164	1,374,350
Residential mortgage	134,850	0	141	349	135,340
Home equity	97,573	0	0	457	98,030
Other	25,137	0	0	0	25,137
Total consumer related loans	257,560	0	141	806	258,507
Total loans	$1,591,337	$10,088	$20,462	$10,970	$1,632,857

December 31, 2021
Builder & developer	$142,983	$6,016	$6,656	$807	$156,462
Commercial real estate investor	316,976	929	1,039	3,943	322,887
Residential real estate investor	226,126	0	611	280	227,017
Hotel/Motel	40,789	0	17,273	12,192	70,254
Wholesale & retail	73,821	1,346	1,173	0	76,340
Manufacturing	67,544	0	51	5,125	72,720
Agriculture	90,226	80	714	4,297	95,317
Service	57,667	404	6,121	971	65,163
Other	201,226	1,384	14,197	5,372	222,179
Total commercial related loans	1,217,358	10,159	47,835	32,987	1,308,339
Residential mortgage	103,669	0	10	62	103,741
Home equity	94,358	47	0	437	94,842
Other	22,733	0	0	96	22,829
Total consumer related loans	220,760	47	10	595	221,412
Total loans	$1,438,118	$10,206	$47,845	$33,582	$1,529,751

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2022 and 2021. Generally, impaired loans are all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2022
Builder & developer	$1,901	$2,644	$44	$44	$44	$1,945	$2,688
Commercial real estate investor	500	500	0	0	0	500	500
Residential real estate investor	647	665	209	215	152	856	880
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	2,783	2,877	182	183	33	2,965	3,060
Agriculture	164	210	748	930	655	912	1,140
Service	0	0	0	0	0	0	0
Other commercial	1,836	3,037	1,600	2,338	1,600	3,436	5,375
Total impaired commercial related loans	7,831	9,933	2,783	3,710	2,484	10,614	13,643
Residential mortgage	1,112	1,115	0	0	0	1,112	1,115
Home equity	457	512	0	0	0	457	512
Other consumer	0	0	0	0	0	0	0
Total impaired consumer related loans	1,569	1,627	0	0	0	1,569	1,627
Total impaired loans	$9,400	$11,560	$2,783	$3,710	$2,484	$12,183	$15,270

December 31, 2021
Builder & developer	$991	$1,078	$0	$0	$0	$991	$1,078
Commercial real estate investor	2,834	2,854	1,878	1,878	1,464	4,712	4,732
Residential real estate investor	280	438	0	0	0	280	438
Hotel/Motel	12,192	12,754	0	0	0	12,192	12,754
Wholesale & retail	0	0	0	0	0	0	0
Manufacturing	5,125	5,501	0	0	0	5,125	5,501
Agriculture	2,709	2,893	1,588	1,784	467	4,297	4,677
Service	0	0	971	1,061	377	971	1,061
Other commercial	3,622	4,376	1,750	2,389	1,750	5,372	6,765
Total impaired commercial related loans	27,753	29,894	6,187	7,112	4,058	33,940	37,006
Residential mortgage	62	64	0	0	0	62	64
Home equity	437	474	0	0	0	437	474
Other consumer	96	104	0	0	0	96	104
Total impaired consumer related loans	595	642	0	0	0	595	642
Total impaired loans	$28,348	$30,536	$6,187	$7,112	$4,058	$34,535	$37,648

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2022 and 2021. Interest income on loans is the result of interest collected on a cash basis, except accruing TDRs.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
December 31, 2022
Builder & developer	$1,168	$0	$605	$0	$1,773	$0
Commercial real estate investor	2,494	22	376	0	2,870	22
Residential real estate investor	502	27	127	0	629	27
Hotel/Motel	4,854	0	0	0	4,854	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,139	37	37	5	4,176	42
Agriculture	1,219	534	766	0	1,985	534
Service	0	0	388	0	388	0
Other commercial	1,164	177	3,197	0	4,361	177
Total impaired commercial related loans	15,540	797	5,496	5	21,036	802
Residential mortgage	584	19	224	8	808	27
Home equity	459	30	0	0	459	30
Other consumer	55	15	0	0	55	15
Total impaired consumer related loans	1,098	64	224	8	1,322	72
Total impaired loans	$16,638	$861	$5,720	$13	$22,358	$874

December 31, 2021
Builder & developer	$919	$0	$0	$0	$919	$0
Commercial real estate investor	1,431	45	376	0	1,807	45
Residential real estate investor	1,302	72	1,044	17	2,346	89
Hotel/Motel	12,443	0	0	0	12,443	0
Wholesale & retail	94	13	0	0	94	13
Manufacturing	7,025	19	0	0	7,025	19
Agriculture	3,334	125	1,202	0	4,536	125
Service	583	0	388	0	971	0
Other commercial	4,621	26	3,542	61	8,163	87
Total impaired commercial related loans	31,752	300	6,552	78	38,304	378
Residential mortgage	56	0	0	0	56	0
Home equity	561	0	0	0	561	0
Other consumer	197	6	0	0	197	6
Total impaired consumer related loans	814	6	0	0	814	6
Total impaired loans	$32,566	$306	$6,552	$78	$39,118	$384

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2022 and 2021.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2022
Builder & developer	$3,500	$0	$0	$1,773	$5,273	$123,054	$128,327
Commercial real estate investor	0	0	0	222	222	367,144	367,366
Residential real estate investor	0	0	0	856	856	262,406	263,262
Hotel/Motel	0	0	0	0	0	94,471	94,471
Wholesale & retail	0	0	0	0	0	60,672	60,672
Manufacturing	0	0	0	2,965	2,965	83,628	86,593
Agriculture	8	0	0	912	920	90,529	91,449
Service	0	0	0	0	0	73,094	73,094
Other	0	0	0	3,436	3,436	205,680	209,116
Total commercial related loans	3,508	0	0	10,164	13,672	1,360,678	1,374,350
Residential mortgage	207	0	0	349	556	134,784	135,340
Home equity	345	94	0	457	896	97,134	98,030
Other	7	42	0	0	49	25,088	25,137
Total consumer related loans	559	136	0	806	1,501	257,006	258,507
Total loans	$4,067	$136	$0	$10,970	$15,173	$1,617,684	$1,632,857

December 31, 2021
Builder & developer	$0	$0	$0	$807	$807	$155,655	$156,462
Commercial real estate investor	0	812	0	3,943	4,755	318,132	322,887
Residential real estate investor	0	0	0	280	280	226,737	227,017
Hotel/Motel	0	0	0	12,192	12,192	58,062	70,254
Wholesale & retail	0	183	0	0	183	76,157	76,340
Manufacturing	0	0	0	5,125	5,125	67,595	72,720
Agriculture	0	0	324	4,297	4,621	90,696	95,317
Service	0	0	0	971	971	64,192	65,163
Other	9	34	0	5,372	5,415	216,764	222,179
Total commercial related loans	9	1,029	324	32,987	34,349	1,273,990	1,308,339
Residential mortgage	0	308	0	62	370	103,371	103,741
Home equity	193	0	0	437	630	94,212	94,842
Other	5,869	132	0	96	6,097	16,732	22,829
Total consumer related loans	6,062	440	0	595	7,097	214,315	221,412
Total loans	$6,071	$1,469	$324	$33,582	$41,446	$1,488,305	$1,529,751

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. The principal balance of outstanding TDRs was $2,813,000 at December 31, 2022 and $954,000 at December 31, 2021. There was a $1,600,000 allowance allocated at December 31, 2022 and none at December 31, 2021. There are no commitments to lend to existing TDRs. A TDR is considered to be in payment default once it is contractually past due pursuant to the terms of the loan documents. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

At December 31, 2022, there are no modifications remaining under the CARES Act, which are not considered TDRs. At December 31, 2021, there were modifications remaining for five commercial loans totaling $33,352,000 and two mortgage loans totaling $1,694,000 and no consumer loans under the CARES Act, which are not considered TDRs.

The below table shows loans whose terms have been modified as TDR’s during the 12 months ended December 31, 2022 and 2021. There were no defaults for the twelve months ended December 31, 2022 and 2021 for TDR’s entered into during the previous 12 month period.

	Modifications

	Number	Recorded
	of	Investment
(dollars in thousands)	Contracts	at Period End
Years ended:

December 31, 2022
Commercial related loans nonaccrual	2	$0
Consumer related loans accruing	2	$763
Consumer related loans nonaccrual	1	$0

December 31, 2021
None

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2022 and 2021.

	Allowance for Loan Losses
	January 1, 2022				December 31, 2022
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,408	$(423)	$12	$(228)	$1,769
Commercial real estate investor	5,647	(1,249)	1,249	(789)	4,858
Residential real estate investor	3,493	(52)	50	(678)	2,813
Hotel/Motel	968	(1,668)	179	2,179	1,658
Wholesale & retail	1,989	(41)	0	(1,460)	488
Manufacturing	883	0	0	47	930
Agriculture	1,307	(535)	40	833	1,645
Service	981	(763)	1	845	1,064
Other commercial	4,656	(1,747)	34	2,009	4,952
Total commercial related loans	22,332	(6,478)	1,565	2,758	20,177
Residential mortgage	186	0	0	84	270
Home equity	191	(49)	27	38	207
Other consumer	74	(28)	27	9	82
Total consumer related loans	451	(77)	54	131	559
Unallocated	(1)	0	0	1	0
Total	$22,782	$(6,555)	$1,619	$2,890	$20,736

	Allowance for Loan Losses
	January 1, 2021				December 31, 2021
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,034	$0	$23	$351	$2,408
Commercial real estate investor	3,177	0	0	2,470	5,647
Residential real estate investor	3,944	(241)	61	(271)	3,493
Hotel/Motel	1,440	0	0	(472)	968
Wholesale & retail	2,416	0	0	(427)	1,989
Manufacturing	840	0	0	43	883
Agriculture	1,288	0	0	19	1,307
Service	457	0	0	524	981
Other commercial	5,002	(2,038)	32	1,660	4,656
Total commercial related loans	20,598	(2,279)	116	3,897	22,332
Residential mortgage	256	0	0	(70)	186
Home equity	287	(5)	3	(94)	191
Other consumer	101	(35)	55	(47)	74
Total consumer related loans	644	(40)	58	(211)	451
Unallocated	22	0	0	(23)	(1)
Total	$21,264	$(2,319)	$174	$3,663	$22,782

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2022 and 2021 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2022
Builder & developer	$44	$1,725	$1,769	$1,945	$126,382	$128,327
Commercial real estate investor	0	4,858	4,858	500	366,866	367,366
Residential real estate investor	152	2,661	2,813	856	262,406	263,262
Hotel/Motel	0	1,658	1,658	0	94,471	94,471
Wholesale & retail	0	488	488	0	60,672	60,672
Manufacturing	33	897	930	2,965	83,628	86,593
Agriculture	655	990	1,645	912	90,537	91,449
Service	0	1,064	1,064	0	73,094	73,094
Other commercial	1,600	3,352	4,952	3,436	205,680	209,116
Total commercial related	2,484	17,693	20,177	10,614	1,363,736	1,374,350
Residential mortgage	0	270	270	1,112	134,228	135,340
Home equity	0	207	207	457	97,573	98,030
Other consumer	0	82	82	0	25,137	25,137
Total consumer related	0	559	559	1,569	256,938	258,507
Unallocated	0	0	0	0	0	0
Total	$2,484	$18,252	$20,736	$12,183	$1,620,674	$1,632,857

December 31, 2021
Builder & developer	$0	$2,408	$2,408	$991	$155,471	$156,462
Commercial real estate investor	1,464	4,183	5,647	4,712	318,175	322,887
Residential real estate investor	0	3,493	3,493	280	226,737	227,017
Hotel/Motel	0	968	968	12,192	58,062	70,254
Wholesale & retail	0	1,989	1,989	0	76,340	76,340
Manufacturing	0	883	883	5,125	67,595	72,720
Agriculture	467	840	1,307	4,297	91,020	95,317
Service	377	604	981	971	64,192	65,163
Other commercial	1,750	2,906	4,656	5,372	216,807	222,179
Total commercial related	4,058	18,274	22,332	33,940	1,274,399	1,308,339
Residential mortgage	0	186	186	62	103,679	103,741
Home equity	0	191	191	437	94,405	94,842
Other consumer	0	74	74	96	22,733	22,829
Total consumer related	0	451	451	595	220,817	221,412
Unallocated	0	(1)	(1)	0	0	0
Total	$4,058	$18,724	$22,782	$34,535	$1,495,216	$1,529,751

NOTE 6-Premises, Equipment and Leases

The following table presents a summary of premises and equipment as of December 31, 2022 and 2021.

(dollars in thousands)	2022	2021
Land	$4,092	$4,030
Buildings and improvements	27,351	26,982
Financing lease right-of-use assets	994	1,041
Equipment	24,943	23,753
Total premises and equipment	57,380	55,806
Less accumulated depreciation/amortization	(36,244)	(33,851)
Premises and equipment, net	$21,136	$21,955

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

The components of lease expense were as follows:

	Twelve months ended
	December 31,
(dollars in thousands)	2022	2021
Operating lease cost	$770	$601

Finance lease cost:
Amortization of right-of-use assets	$47	$47
Interest on lease liability	46	47
Total finance lease cost	$93	$94

Total lease cost	$863	$695

Supplemental cash flow information related to leases were as follows:

	Twelve months ended
	December 31,
	2022	2021
Operating cash flows from operating leases	$743	$624
Operating cash flows from financing leases	46	47
Financing cash flows from financing leases	29	28

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,061	18
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Assets:
Operating leases right-of-use assets	$3,072	$1,697
Finance leases assets	994	1,041
Total lease assets	$4,066	$2,738

Liabilities:
Operating	$3,204	$1,803
Financing	1,240	1,269
Total lease liabilities	$4,444	$3,072

Weighted Average Remaining Lease Term (years)
Operating leases	6.9	4.3
Finance leases	21.2	22.2

Weighted Average Discount Rate
Operating leases	2.14%	2.58%
Finance leases	3.69%	3.69%

At December 31, 2022, future minimum payments for financing leases and operating leases are payable as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$701	$75
2024	638	75
2025	417	79
2026	324	80
2027	314	80
Thereafter	1,036	1,429
Total lease payments	3,430	1,818
Less imputed interest	(226)	(578)
Total	$3,204	$1,240

NOTE 7-Deposits

The composition of deposits as of December 31, 2022 and 2021 is shown below.

	December 31,
(dollars in thousands)	2022	2021
Noninterest bearing demand	$463,853	$524,609
Interest bearing demand	289,298	261,945
Money market	646,702	744,224
Savings	161,228	151,272
Time deposits less than $100	210,331	247,398
Time deposits $100 to $250	123,002	151,377
Time deposits $250 or more	48,805	62,940
Total deposits	$1,943,219	$2,143,765

Included above in time deposits less than $100,000 are brokered time deposits in the amount of $77,000 and $44,000 at December 31, 2022 and 2021, respectively. Included above in time deposits $100,000 to $250,000 are brokered time deposits in the amount of $1,396,000 and $2,154,000 at December 31, 2022 and 2021, respectively.

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $4,768,000 at December 31, 2022 and $6,854,000 at December 31, 2021.

The following table presents scheduled maturities of time deposits by year as of December 31, 2022.

(dollars in thousands)	2022
2023	$262,893
2024	82,904
2025	30,068
2026	3,744
2027	2,103
Thereafter	426
Total time deposits	$382,138

Demand deposit overdrafts reclassified as loans were $122,000 at December 31, 2022 and $55,000 at December 31, 2021.

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2022, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP). PeoplesBank maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2022, PeoplesBank’s total availability was $676,626,000 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2022 and 2021, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2022 and December 31, 2021.

	2022		2021
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$11,605	$0	$10,761	$0
Weighted average interest rate at end of year	0.40%	0%	0.40%	0%
Maximum amount outstanding at any month-end	$14,249	$0	$13,393	$0
Daily average amount outstanding	$11,986	$0	$10,451	$0
Approximate weighted average interest rate for the year	0.40%	0%	0.40%	0%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $14,433,000 and $12,967,000 on December 31, 2022 and 2021, respectively.

The following table presents a summary of long-term debt as of December 31, 2022 and 2021.

	December 31,
(dollars in thousands)	2022	2021
PeoplesBank’s obligations:
FHLBP
Due May 2022, 2.93%	$0	$10,000
Total FHLBP	0	10,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 6.79%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 5.62% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50%, fixed rate, callable on or after December 2025	30,764	30,683
Total junior subordinated debt	$41,074	$40,993
Lease obligations included in long-term debt:
Finance lease liabilities	1,240	1,269
Total long-term debt	$42,314	$52,262

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

The following table presents long-term debt maturities by year as of December 31, 2022.

(dollars in thousands)	2022
2023	$75
2024	75
2025	79
2026	80
2027	80
Thereafter	41,925
Total long-term debt	$42,314

NOTE 9-Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (“BCL”). The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation. The amount of total dividends, which may be paid to the Corporation by PeoplesBank at any date, is generally limited to the retained earnings of PeoplesBank. Furthermore, dividend payments would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of December 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized PeoplesBank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below sets forth the Corporation’s and PeoplesBank’s capital position relative to its respective regulatory capital requirements at December 31, 2022 and 2021.

					To Be Well Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual (1)		Adequacy Purposes (2) (3)		Provisions (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2022
Capital ratios:
Common Equity Tier 1	$209,540	12.04%	$121,871	7.00%	$	n/a	n/a %
Tier 1 risk based	219,540	12.61	147,986	8.50		n/a	n/a
Total risk based	271,040	15.57	182,806	10.50		n/a	n/a
Leverage	219,540	9.77	89,863	4.00		n/a	n/a

at December 31, 2021
Capital ratios:
Common Equity Tier 1	$193,142	12.11%	$111,612	7.00%	$	n/a	n/a %
Tier 1 risk based	203,142	12.74	135,529	8.50		n/a	n/a
Total risk based	253,791	15.92	167,418	10.50		n/a	n/a
Leverage	203,142	8.59	94,596	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2022
Capital ratios:
Common Equity Tier 1	$245,896	14.15%	$121,667	7.00%		$112,976	6.50%
Tier 1 risk based	245,896	14.15	147,738	8.50		139,048	8.00
Total risk based	266,632	15.34	182,500	10.50		173,810	10.00
Leverage	245,896	10.96	89,705	4.00		112,131	5.00

at December 31, 2021
Capital ratios:
Common Equity Tier 1	$230,162	14.47%	$111,348	7.00%		$103,395	6.50%
Tier 1 risk based	230,162	14.47	135,208	8.50		127,255	8.00
Total risk based	250,081	15.72	167,022	10.50		159,069	10.00
Leverage	230,162	9.75	94,457	4.00		118,071	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) The Corporation is currently not subject to the regulatory capital requirements imposed by Basel III on bank holding companies because the Corporation’s consolidated assets did not exceed $3.0 billion as of December 31, 2022 and therefore qualified as a small bank holding company.

(3) Ratio includes Capital Conservation Buffer of 2.50%, except Leverage Ratio, for which the Capital Conservation Buffer does not apply.

NOTE 10-Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved share repurchase programs in March 2020 ($5 million); January 2021 ($5 million); August 2021 ($5 million); and January 2022 ($5 million). In 2020, a total of 5,335 shares were repurchased at an average price of $16.37; in 2021, a total of 465,434 shares were purchased at an average price of $21.22; in 2022 a total of 1,535 shares were purchased at an average price of $22.00.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2022 and 2021, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank's expense for the 401(k) savings and investment plan was $769,000 for 2022 and $757,000 for 2021. The components of expense are included in the line item “personnel” expense in the statements of income.

PeoplesBank maintains a supplemental defined contribution deferred compensation plan. Under the plan, PeoplesBank contributes a percentage of compensation to the executive. PeoplesBank’s expense for the defined contribution deferred compensation plan was $91,000 which includes interest of $13,800 for the period ended December 31, 2022. Expense for the plan was $71,000 which includes interest of $4,300 for the period ended December 31, 2021. The components of expense are included in the line item “personnel” expense in the statements of income. Total accrued liability for the defined contribution deferred compensation plan was $293,000 and $202,000, respectively at December 31, 2022 and December 31, 2021.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $326,000 for 2022 and $189,000 for 2021. The components of expense are included in the line item “personnel” expense in the income statement. The accrued liability for the supplemental retirement plans was $4,256,000 at December 31, 2022 and $4,297,000 at December 31, 2021. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Directors Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $48,000 in 2022 and $165,000 in 2021, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The components of expense are included in the line item “personnel” expense in the income statement. The accrued liability for the post retirement split-dollar benefit was $665,000 at December 31, 2022 and $714,000 at December 31, 2021.

Directors and Executives Deferred Compensation Plans

PeoplesBank maintains two plans for deferred compensation related to directors and executives. Under the plans, the executive or director may defer a portion of their compensation in accordance with the terms of the plan. The accrued expense related to the directors deferred compensation plan was $35,000 which includes interest of $3,900 for the period ended December 31, 2022. The accrued expense was $26,000 which includes interest of $1,200 for the period ended December 31, 2021. The components of expense are included in the line item “other” expense in the statements of income. Total accrued liability was $119,000 and $86,000, respectively at December 31, 2022 and December 31, 2021.

The accrued expense related to the executive deferred compensation plan was $401,000 which includes interest of $32,900 for the period ended December 31, 2022. The accrued expense was $279,000 which includes interest of $9,200 for the period ended December 31, 2021. The components of expense are included in the line item “other” expense in the statements of income. Total accrued liability was $1,039,000 and $638,000 respectively at December 31, 2022 and December 31, 2021.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans as of December 31, 2022.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	awards (1)	issuance (1)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	90,518	90,518	0	(2)
	Stock options
	Stock appreciation rights
	Restricted stock
2017 Long Term Incentive	Restricted stock units
Plan (17LTIP)	Stock awards	340,032	141,434 (3)	198,598
2007 Employee Stock
Purchase Plan (ESPP)	Stock options	111,760	0	111,760
Employee Stock
Bonus Plan (ESBP)	Stock awards	21,117	0	21,117

(1) Shares/options are subject to adjustment in the event of specified changes in the Corporation's capital structure.

(2) Plan expired on May 15, 2017.

(3) Amount includes 67,247 of unvested restricted stock and 13,489 unvested restricted stock units.

2007 Long-Term Incentive Plan (07LTIP) and 2017 Long-Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards and restricted stock units are granted at fair value. 2,534 restricted shares granted in 2022 vest 100% in three years from the date of grant. 109 restricted shares granted in 2021 vest 100% three years from the date of grant; 1,289 restricted shares granted in 2021 vest 100% four years from date of grant; 9,338.4 restricted stock units granted in 2021 vest 100% with specified date three years from date of grant. All of the remaining restricted shares and restricted stock units granted in 2022 and 2021 vest as follows: one third at the end of the first year from the date of grant; one third at the end of the second year from the date of grant; and one third at the end of the third year from the date of grant. Restricted stock awards and restricted stock units are participating securities but had no impact on basic EPS at December 31, 2022 and 2021. The plans also permit the granting of stock awards. Upon exercise and/or award, the Corporation has historically issued treasury stock, if available, and/or authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statements of income.

(dollars in thousands)	2022	2021
Compensation expense	$925	$721
Tax benefit	(194)	(151)
Net income effect	$731	$570

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 21% statutory Federal tax rate for 2022 and 2021. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options), restricted stock awards and restricted stock units.

The Corporation granted the following restricted stock, restricted stock units and stock awards during the years ended December 31, 2022 and 2021.

	2022	2021
Restricted stock	47,609	37,199
Restricted stock units	2,134	15,564
Stock award	5,957	7,490

A summary of stock options activity from the option and stock incentive plans is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2022	148,654	$17.83	4.0 years	$638
Granted	0	0.00
Exercised	(26,245)	13.66
Cancelled/Forfeited	(2,141)	22.74
Expired	0	0.00
Outstanding at December 31, 2022	120,268	$18.65	3.3 years	$654

Vested and exercisable at
December 31, 2022	120,268	$18.65	3.3 years	$654

The following table presents information about stock options exercised for the years ended December 31, 2022 and 2021.

(dollars in thousands)	2022	2021
Total intrinsic value of options exercised	$177	$373
Cash received from options exercised	$392	$139
Tax deduction realized from options exercised	$37	$78

The following table presents information about non-vested options, restricted stock and restricted stock units for the year ended December 31, 2022.

	Stock Options		Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average		Weighted Average
		Exercise Price		Grant Date		Grant Date
	Options	Per Share	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1, 2022	0	$0.00	46,448	$19.62	15,564	$9.25
Vested	0	0	(20,332)	20.24	(2,075)	23.13
Cancelled/Forfeited	0	0	(6,478)	21.30	0	0
Granted	0	0	47,609	21.97	0	0
Non-vested at December 31, 2022	0	$0	67,247	$20.93	13,489	$7.12

As of December 31, 2022, total unrecognized compensation cost related to non-vested options, restricted stock and restricted stock units was $673,000, of which $457,000 will be recognized in 2023, $178,000 will be recognized in 2024 and $38,000 will be recognized in 2025 with a weighted average recognition period of 1.0 years. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2022 and 2021.

	2022	2021
ESPP shares purchased	13,543	17,308
Average purchase price per share (85% of market value)	$18.781	$15.836
Compensation expense recognized (in thousands)	$54	$64
Shares issued from treasury stock to satisfy the purchase of ESPP shares	13,543	17,308
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	0	0

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2022 and 2021.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2022 and 2021.

(dollars in thousands)	2022	2021
Current tax provision
Federal	$4,230	$3,345
State	664	606
Total current tax provision	4,894	3,951

Deferred tax expense (benefit)
Federal	614	9
State	48	(32)
Total deferred tax expense (benefit)	662	(23)
Total tax provision	$5,556	$3,928

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2022 and 2021 are shown below.

	2022	2021
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(0.8)	(0.7)
Bank owned life insurance income	(1.0)	(1.4)
State income taxes, net of federal tax benefit	2.6	2.4
Other, net	(0.1)	(0.2)
Effective income tax rate	21.7%	21.1%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2022 and 2021 are shown below.

(dollars in thousands)	2022	2021
Deferred tax assets
Allowance for loan losses	$4,896	$5,033
Deferred compensation	1,655	1,460
Leasing	1,049	725
Net unrealized losses on available-for-sale securities	10,679	44
Other	629	580
Total deferred tax assets	$18,908	$7,842

Deferred tax liabilities
Deferred loan fees	$750	$369
Depreciation	82	216
Leasing	960	646
Acquisition accounting adjustments	7	10
Other	417	246
Total deferred tax liabilities	$2,216	$1,487
Net deferred tax assets	$16,692	$6,355

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2022, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2022 and 2021, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements. Commitments to grant loans are generally made for periods of 90 days or less. As of December 31, 2022, the fixed rate loan commitments have interest rates ranging from 4.50% to 8.75% and maturities ranging from 5 months to 30 years. As of December 31, 2021, the fixed rate loan commitments have interest rates ranging from 1.86% to 5.99% and maturities ranging from 1 year to 30 years.

A summary of outstanding commitments at December 31, 2022 and 2021 is shown below.

(dollars in thousands)	2022	2021
Commitments to grant loans
Fixed rate	$30,571	$37,352
Variable rate	17,494	44,383

Unfunded commitments of existing loans
Fixed rate	$60,360	$42,435
Variable rate	564,003	466,567

Standby letters of credit	$23,601	$14,688

NOTE 15-Contingent Liabilities

The Corporation is involved in pending and threatened claims and other legal proceedings from time to time in the ordinary course of its business activities. Management evaluates the possible impact of these matters taking into consideration the most recent information available. A loss reserve is established for any matter for which it is believed that a loss is both probable and reasonably estimable. Once established, the reserve is adjusted as appropriate to reflect any subsequent developments. Actual losses with respect to any such matter may be more or less than the amount estimated. For any matter for which a loss is not probable, or the amount of the loss cannot reasonably be estimated, no loss reserve is established.

In addition, the Corporation may be involved in legal proceedings in the form of investigations of regulatory or governmental inquiries covering a range of possible issues. These could be specific to the Corporation, or part of more wide-spread inquires by regulatory authorities. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation and could result in fines, penalties, restitution, or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices.

Management believes that any liabilities, individually or in the aggregate, that may result from the final outcomes of pending or threatened legal proceedings will not have a material adverse effect on the financial condition of the Corporation or upon its results of operations.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2022
Securities available-for-sale:
U.S. Treasury notes	$19,100	$19,100	$0	$0
U.S. agency	11,280	0	11,280	0
U.S. agency mortgage-backed, residential	250,102	0	250,102	0
State and municipal	29,399	0	29,399	0
Corporates	35,576	0	35,576	0
Other assets:
Loan-level interest rate swaps	8	0	8	0

December 31, 2021
Securities available-for-sale:
U.S. agency	$3,396	$0	$3,396	$0
U.S. agency mortgage-backed, residential	181,935	0	181,935	0
State and municipal	36,156	0	36,156	0
Corporates	32,798	0	32,798	0
Other assets:
Loan-level interest rate swaps	(51)	0	(51)	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2022, the fair value consists of impaired loan balances of $2,742,000 net of valuation allowances of $2,484,000 and charge-offs of $1,916,000, compared to impaired loan balances of $3,142,000, net of valuation allowances of $4,058,000 and charge-offs of $957,000, at December 31, 2021.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2022 the fair value of foreclosed real estate assets was $479,000, net of a write-down of $488,000 compared to no foreclosed real estate assets with a write-down or valuation allowance at December 31, 2021.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant Other
		Active Markets for	Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2022
Impaired builder & developer loans	$1,194	$0	$0	$1,194
Impaired residential real estate investor loans	57	0	0	57
Impaired agriculture loans	228	0	0	228
Impaired manufacturer loans	150	0	0	150
Impaired other loans	1,114	0	0	1,114
Impaired other real estate owned	479	0	0	479

December 31, 2021
Impaired builder & developer loans	$224	$0	$0	$224
Impaired residential real estate investor loans	89	0	0	89
Impaired commercial real estate loans	414	0	0	414
Impaired agriculture loans	1,121	0	0	1,121
Impaired service loans	594	0	0	594
Impaired other loans	700	0	0	700
Mortgage servicing rights	380	0	0	380

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
December 31, 2022
Impaired builder & developer loans	$1,194	Appraisal	(1)	Appraisal adjustments	(2)	2% - 22%	5%
Impaired residential real estate investor loans	57	Appraisal	(1)	Appraisal adjustments	(2)	6% - 10%	8%
Impaired agriculture loans	228	Appraisal	(1)	Appraisal adjustments	(2)	5% - 13%	9%
Impaired manufacturer loans	150	Appraisal	(1)	Appraisal adjustments	(2)	67% - 67%	67%
Impaired other loans	1,114	Appraisal	(1)	Appraisal adjustments	(2)	0% - 25%	5%
Impaired other real estate owned	479	Appraisal	(1)	Appraisal adjustments	(2)	0% - 25%	22%

December 31, 2021
Impaired builder & developer loans	$224	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired residential real estate investor loans	89	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired commercial real estate loans	414	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired agriculture loans	1,121	Appraisal	(1)	Appraisal adjustments	(2)	15% - 20%	18%
Impaired service loans	594	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Impaired other loans	700	Appraisal	(1)	Appraisal adjustments	(2)	15% - 15%	15%
Mortgage servicing rights	380	Multiple of annual service fee		Estimated prepayment speed based on rate and term		14.9% - 14.9%	14.9%

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2022 and 2021.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2022
Financial assets
Cash and cash equivalents	$120,439	$120,439	$120,439	$0	$0
Securities available-for-sale	345,457	345,457	19,100	326,357	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	154	157	0	157	0
Loans, net	1,612,121	1,503,440	0	0	1,503,440
Interest receivable	6,624	6,624	0	948	5,676

Financial liabilities
Deposits	$1,943,219	$1,932,689	$0	$1,932,689	$0
Short-term borrowings	11,605	11,605	0	11,605	0
Long-term debt (1)	10,310	10,165	0	0	10,165
Subordinated debentures	30,764	29,145	0	29,145	0
Interest payable	492	492	0	492	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2021
Financial assets
Cash and cash equivalents	$545,494	$545,494	$545,494	$0	$0
Securities available-for-sale	254,285	254,285	0	254,285	0
Restricted investment in bank stocks	1,311	N/A	N/A	N/A	N/A
Loans held for sale	7,876	8,271	0	8,271	0
Loans, net	1,506,969	1,498,388	0	0	1,498,388
Interest receivable	4,562	4,562	0	752	3,810

Financial liabilities
Deposits	$2,143,765	$2,143,187	$0	$2,143,187	$0
Short-term borrowings	10,761	10,761	0	10,761	0
Long-term debt	20,310	18,999	0	10,109	8,890
Subordinated debentures	30,683	32,578	0	32,578	0
Interest payable	216	216	0	216	0
Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2022
Repurchase Agreements	$11,605	$0	$11,605	$(13,767)	$0	$0	$(2,162)

December 31, 2021
Repurchase Agreements	$10,761	$0	$10,761	$(12,268)	$0	$0	$(1,507)

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

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below:

	December 31,
(dollars in thousands)	2022	2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$8	$(51)
Notional Amount	5,992	7,266
Cash Collateral Posted (b)	0	0

(a)Included in other assets and other non-interest income as of December 31, 2022 and December 31, 2021 on the Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

(b)No cash collateral was posted as of December 31, 2022 or December 31, 2021.

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

	December 31,
(dollars in thousands)	2022	2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$8	$(51)
Gross amounts offset	8	(51)
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Financial instruments	$0	$0
Cash Collateral	0	0
Net amounts	$0	$0

Note 19-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2022	2021
Assets
Cash and due from banks	$743	$222
Investment in bank subsidiary	213,657	232,525
Investment in other subsidiaries	314	314
Premises and equipment, net	2,481	2,667
Other assets	1,337	879
Total assets	$218,532	$236,607

Liabilities
Long-term debt	$10,310	$10,310
Subordinated debentures	30,764	30,683
Other liabilities	158	109
Total liabilities	41,232	41,102

Shareholders' equity	177,300	195,505
Total liabilities and shareholders' equity	$218,532	$236,607

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2022	2021
Income
Interest from investment securities	$11	$6
Dividends from bank subsidiary	5,255	4,800
Total income	5,266	4,806

Expense
Interest expense on long-term debt	370	193
Interest expense on subordinated debentures	1,476	1,476
Occupancy of premises, net	303	174
Other	2,850	936
Total expense	4,999	2,779
Income before applicable income tax benefit and undistributed earnings of subsidiaries	267	2,027
Applicable income tax benefit	1,093	657
Income before undistributed earnings of subsidiaries	1,360	2,684
Equity in undistributed earnings of bank subsidiary	18,732	11,975
Net income	$20,092	$14,659
Comprehensive (loss) income	$(14,508)	$10,928

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$20,092	$14,659
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	186	190
Amortization of subordinated debentures issuance fees	81	81
Equity in undistributed earnings of subsidiaries, net	(18,732)	(11,975)
Other, net	570	323
Net cash provided by operating activities	2,197	3,278

Cash flows from investing activities
Additional investment from (in) bank subsidiary	3,000	(20,000)
Purchases of premises and equipment	0	(16)
Net cash provided by (used in) investing activities	3,000	(20,016)

Cash flows from financing activities
Cash dividends paid to shareholders	(5,715)	(5,270)
Treasury stock repurchased	(34)	(9,878)
Net issuance of stock	1,073	980
Net cash used in financing activities	(4,676)	(14,168)
Net increase (decrease) in cash and cash equivalents	521	(30,906)
Cash and cash equivalents at beginning of year	222	31,128
Cash and cash equivalents at end of year	$743	$222

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2022, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 60 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2022, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Corporation’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 36 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and in the Proxy Statement, under the caption “Information Concerning Security Ownership” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Craig L. Kauffman
Craig L. Kauffman,	Date: March 14, 2023
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Craig L. Kauffman	President, Chief Executive Officer,	3/14/2023
Craig L. Kauffman	And Director
(Principal Executive Officer)

/s/ Cynthia A. Dotzel	Chair of the Board of Directors	3/14/2023
Cynthia A. Dotzel, CPA

/s/ J. Rodney Messick	Vice-Chair of the Board of Directors	3/14/2023
J. Rodney Messick

/s/ Sarah M. Brown	Director	3/14/2023
Sarah M. Brown

/s/ Brian D. Brunner	Director	3/14/2023
Brian D. Brunner

/s/ Keith Cenekofsky	Director	3/14/2023
Keith Cenekofsky, CPA

/s/ Scott V. Fainor	Director	3/14/2023
Scott V. Fainor

/s/ John W. Giambalvo, Esq.	Director	3/14/2023
John W. Giambalvo, Esq.

/s/ John E. Kiernan, Esq.	Director	3/14/2023
John E. Kiernan, Esq.

/s/ Kent K. Matsumoto, Esq.	Director	3/14/2023
Kent K. Matsumoto, Esq.

/s/ Larry D. Pickett	Treasurer	3/14/2023
Larry D. Pickett
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

10.2	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *
10.3	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)
10.4

Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.5

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

10.7

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.8

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.9

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.10	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *
10.11	2007 Employee Stock Purchase Plan (Incorporated by reference to Registration Statement No. 333-266222 on Form S-8, filed with the Commission on July 19, 2022) *
10.12	Executive Incentive Plan – filed herewith **
10.13

Form of Change of Control Agreement dated June 23, 2016 by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and each of Diane E. Baker and Amy L. Doll (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2016)

10.14

Employment Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2018)*

10.15

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated July 14, 2016 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March, 15, 2017) *

10.16

Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated October 1, 2002 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.17

Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 27, 2005 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.18

Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 23, 2008 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.19

Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated March 11, 2014 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.20	2017 Long Term Incentive Plan - filed herewith *
10.21

Supplemental Executive Retirement Plan by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Diane Baker, dated January 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2019)*

10.22

Bank Contribution Deferred Compensation Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated February 21, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*

10.23	Elective Deferred Compensation Plan, dated February 21, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*
10.24

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
101

Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

**Portions of this exhibit which are not material have been omitted because they would likely cause competitive harm to the registrant if publicly disclosed.