Form 10-Q
period 2023-03-31
CODORUS VALLEY BANCORP INC
filed 2023-05-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 28, 2023, 9,594,217 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2023	2022
Assets
Interest bearing deposits with banks	$83,266	$99,777
Cash and due from banks	19,999	20,662
Total cash and cash equivalents	103,265	120,439
Securities, available-for-sale, at fair value (amortized cost $390,296, net of
allowance for credit losses of $0)	349,850	345,457
Restricted investment in bank stocks, at cost	2,955	955
Loans held for sale	0	154
Loans (net of deferred fees of $3,892 - 2023 and $3,813 - 2022)	1,647,881	1,632,857
Less-allowance for credit losses (1)	(21,544)	(20,736)
Net loans	1,626,337	1,612,121
Premises and equipment, net	21,297	21,136
Operating leases right-of-use assets	2,933	3,072
Goodwill	2,301	2,301
Other assets	89,789	89,417
Total assets	$2,198,727	$2,195,052

Liabilities
Deposits
Noninterest bearing	$453,351	$463,853
Interest bearing	1,436,034	1,479,366
Total deposits	1,889,385	1,943,219
Short-term borrowings	61,371	11,605
Long-term debt	11,543	11,550
Subordinate debentures - face amount $31,000 (less discount and debt
issuance cost of $216 at March 31, 2023 and $236 at December 31, 2022)	30,784	30,764
Operating leases liabilities	3,059	3,204
Allowance for credit losses on off-balance sheet credit exposures	2,135	0
Other liabilities	15,504	17,410
Total liabilities	2,013,781	2,017,752

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at March 31, 2023 and 0 at December 31, 2022	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,660 at March 31, 2023 and December 31, 2022;
and shares outstanding: 9,594,217 at March 31, 2023 and 9,581,230 at December 31, 2022	24,709	24,709
Additional paid-in capital	142,098	141,896
Retained earnings	55,456	52,146
Accumulated other comprehensive loss	(30,941)	(34,764)
Treasury stock shares outstanding, at cost: 289,443 shares at March 31, 2023
and 302,430 at December 31, 2022	(6,376)	(6,687)
Total shareholders' equity	184,946	177,300
Total liabilities and shareholders' equity	$2,198,727	$2,195,052

(1) Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2023	2022
Interest income
Loans, including fees	$23,034	$15,681
Investment securities:
Taxable	2,457	1,280
Tax-exempt	101	99
Dividends	17	9
Other	684	228
Total interest income	26,293	17,297
Interest expense
Deposits	5,137	1,062
Federal funds purchased and other short-term borrowings	38	10
Long-term debt	28	105
Subordinated debentures	535	419
Total interest expense	5,738	1,596
Net interest income	20,555	15,701
Provision for credit losses - loans (1)	492	1,027
Provision for credit losses - off-balance sheet credit exposures (1)	246	0
Net interest income after provision for credit losses	19,817	14,674

Noninterest income
Trust and investment services fees	1,202	1,162
Income from mutual fund, annuity and insurance sales	369	330
Service charges on deposit accounts	1,485	1,282
Income from bank owned life insurance	322	311
Other income	862	419
Gain on sales of loans held for sale	10	358
Gain on sales of assets held for sale	118	0
Loss on sales of securities	(388)	0
Total noninterest income	3,980	3,862

Noninterest expense
Personnel	9,042	8,390
Occupancy of premises, net	978	979
Furniture and equipment	838	887
Professional and legal	467	859
Marketing	276	400
FDIC insurance	250	239
Debit card processing	478	382
External data processing	1,010	821
Committee & director fees	358	194
PA shares tax	343	355
Other	771	1,170
Total noninterest expense	14,811	14,676
Income before income taxes	8,986	3,860
Provision for income taxes	1,994	807
Net income	$6,992	$3,053
Net income per share, basic	$0.73	$0.32
Net income per share, diluted	$0.73	$0.32

(1) Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Net income	$6,992	$3,053
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $1,083 and ($3,666), respectively)	3,526	(13,793)
Reclassification adjustment for losses included in net income
(net of tax benefit of $91 and $0, respectively) (a) (b)	297	0
Net unrealized gain (loss)	3,823	(13,793)
Comprehensive income (loss)	$10,815	$(10,740)

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$6,992	$3,053
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/software amortization	585	630
Net amortization expense	(66)	(307)
Net change in operating lease liabilities	(145)	(126)
Provision for credit losses on off-balance sheet credit exposures	246	0
Provision for credit losses on loans	492	1,027
Deferred income tax expense	(667)	0
Increase in bank owned life insurance	(322)	(311)
Originations of loans held for sale	(277)	(7,917)
Proceeds from sales of loans held for sale	442	14,129
Gain on sales of loans held for sale	(10)	(358)
Gain on disposal of premises and equipment	(118)	0
Loss on sales of securities, available-for-sale	388	0
Stock-based compensation	454	289
Decrease (increase) in interest receivable	316	(56)
(Increase) decrease in other assets	(1,455)	100
Increase in interest payable	609	330
Decrease in other liabilities	(2,762)	(1,506)
Net cash provided by operating activities	4,702	8,977
Cash flows from investing activities
Purchases of securities, available-for-sale	(12,247)	(77,952)
Maturities, repayments and calls of securities, available-for-sale	8,113	12,165
Sales of securities, available-for-sale	4,253	0
Purchase of restricted investment in bank stock	(2,000)	0
Net (increase) decrease in loans made to customers	(15,710)	215
Proceeds from sale of commercial loans held for sale	1,336	0
Purchases of premises and equipment	(757)	(466)
Proceeds from sale of fixed assets	685	0
Net cash used in investing activities	(16,327)	(66,038)
Cash flows from financing activities
Net decrease in demand and savings deposits	(73,823)	(20,353)
Net increase (decrease) in time deposits	19,989	(27,540)
Net increase in short-term borrowings	49,766	17
Net change in finance lease liabilities	(7)	(7)
Cash dividends paid to shareholders	(1,533)	(1,421)
Payment of taxes related to stock withheld	(139)	(70)
Treasury stock reissued	475	(947)
Treasury stock repurchased	0	(34)
Proceeds from issuance of stock, net	(277)	1,137
Net cash used in financing activities	(5,549)	(49,218)
Net decrease in cash and cash equivalents	(17,174)	(106,279)
Cash and cash equivalents at beginning of year	120,439	545,494
Cash and cash equivalents at end of period	$103,265	$439,215

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2023	$24,709	$141,896	$52,146	$(34,764)	$(6,687)	$177,300
Cumulative change in adoption of accounting principle ASC 326 as discussed in Note 1			(2,149)			(2,149)
Balance, Janaury 1, 2023 (as adjusted for change in accounting principle)	$24,709	$141,896	$49,997	$(34,764)	$(6,687)	$175,151
Net income			6,992			6,992
Other comprehensive income, net of tax				3,823		3,823
Cash dividends ($0.16 per share)			(1,533)			(1,533)
Stock-based compensation		454				454
Forfeiture of restricted stock and withheld shares - 8,039 shares		25			(164)	(139)
Issuance and reissuance of stock:
6,079 shares under the dividend reinvestment and stock purchase plan		15			137	152
3,131 shares under the employee stock option plan		(25)			71	46
11,816 shares of stock-based compensation awards		(267)			267	0
Balance, March 31, 2023	$24,709	$142,098	$55,456	$(30,941)	$(6,376)	$184,946
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			3,053			3,053
Other comprehensive loss, net of tax				(13,793)		(13,793)
Cash dividends ($0.15 per share)			(1,421)			(1,421)
Stock-based compensation		289				289
Repurchased stock - 1,535 shares					(34)	(34)
Withheld stock - 3,177 shares					(70)	(70)
Issuance and reissuance of stock:
6,734 shares under the dividend reinvestment and stock purchase plan		20			126	146
3,137 shares under the employee stock option plan		(15)			59	44
50,559 shares of stock-based compensation awards		(952)			952	0
Balance, March 31, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2022 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of March 31, 2023, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended March 31, 2023. The accounts of CVB Statutory Trust No. I and No. II are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2023 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Allowance for Credit Losses—Available-for-Sale Securities

For available-for-sale debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $1.4 million as of March 31, 2023, is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit loses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable totaled $4.9 million at March 31, 2023 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The loans receivable portfolio is disaggregated into segments. The segments include commercial, commercial real estate – construction, commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate – construction, residential real estate – revolving, residential real estate – multi family, residential real estate - other, and consumer loans.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

As disclosed in Note 4—Loans and Allowance for Credit Losses, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate.

Allowance for credit losses – loans

The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These adjustments are commonly known as the Qualitative Framework.

In addition to the estimated quantitative credit loss for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results including loans in process.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans evaluated collectively for expected credit losses include loans on accrual status and loans initially evaluated individually but determined to not to have enhanced credit risk characteristics. The Corporation has identified the following portfolio segments:

•Commercial loans

•Commercial real estate – construction

•Commercial real estate – owner occupied

•Commercial real estate – non-owner occupied

•Residential real estate – construction

•Residential real estate – revolving

•Residential real estate – multi family

•Residential real estate – other

•Consumer loans

The Corporation measures the allowance for credit losses using the following methods.

• Loans are aggregated into pools based on similar risk characteristics.

• The Probability of Default (PD) and Loss Given Default (LGD) CECL model components are determined based on loss estimates driven by historical experience at the input level.

• The PD model component uses "through the economic cycle transition" matrices based on the Corporation’s and peer group historical loan and transaction data across each pool of loans.

• The LGD model component calculates a lifetime estimate across each pool of loans utilizing a nonparametric loss curve modeling approach.

• Reasonable and supportable forecasts are incorporated into the PD model component that are based on different economic forecasts and scenarios sourced from external parties. A future loss forecast over the reasonable and supportable forecast period of one year is based on the projected performance of specific economic variables that statistically correlate with the PD and LGD pools. After the reasonable and supportable forecast period, credit loss estimates revert over four quarters to input-level.

• Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

• A constant prepayment rate is calculated for each loan pool in the CECL model.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Loans are modified if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a modification may involve a reduction of the interest rate, forgiveness of principal, extension of the term of the loan, and/or other-than-insignificant payment delays.

Allowance for credit losses – off-balance sheet credit exposures

Effective January 1, 2023, the Corporation adopted ASC 326, at which time the Corporation estimated expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance represents management’s estimate of expected losses in unfunded loan commitments and other noncancellable off-balance sheet credit exposures, such as letters of credit. The ACL specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates, i.e., the likelihood of draws taken. Adjustments to the reserve for unfunded off-balance sheet credit exposures are recorded in provision for credit losses - unfunded off-balance sheet credit exposures in the Consolidated Statements of Income.

Loan-Level Interest Rate Swaps

PeoplesBank enters into loan-level interest rate swaps (“swaps”) to facilitate certain client transactions and to meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments, which would be accounted for using hedge accounting.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan clients, and PeoplesBank simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the client pays a fixed interest rate and PeoplesBank receives a floating interest rate.  The swap positions with clients are equally offset with the dealer counterparties to minimize the potential impact on PeoplesBank’s financial statements.

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

Interest rate swaps, recorded at fair value, are included in other assets on the Consolidated Balance Sheets. Additional information is provided in Note 14 – Interest Rate Swaps.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value. There were no bank premises and equipment designated as held for sale as of March 31, 2023. The balance of $567,000 at December 31, 2022 consisted of one retail banking property, which closed in the second quarter of 2022. Bank premises and equipment designated as held for sale is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2023 and December 31, 2022 there was $479,000 of foreclosed commercial real estate. As of March 31, 2023, there was $315,000 consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $124,000 as of December 31, 2022.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. An independent third party firm calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At March 31, 2023, the balance of residential mortgage loans serviced for third parties was $53,941,000 compared to $55,708,000 at December 31, 2022.

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Amortized cost:
Balance at beginning of period	$279	$380
Originations of mortgage servicing rights	0	5
Amortization expense	(21)	(40)
Balance at end of period	$258	$345

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

Other noninterest income: The Corporation evaluated individual components of other noninterest income, such as credit card merchant fees, credit and gift card fees and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through payment networks, such as Visa. Credit and gift card income is realized through a third party provider who issues cards as private label in the Corporation’s name. ATM fees are primarily generated when a non-Corporation cardholder uses a Corporation ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer’s card is processed through card payment networks, such as Visa or Pulse. Merchant services income is realized through a referral agreement with a third party service provider. Amounts paid to the Corporation under the agreement are from fees charged to merchants for processing their debit card transactions. The Corporation’s performance obligation for these fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received within a one to three day lag or in the following month.

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2023	2022
Net income	$6,992	$3,053

Weighted average shares outstanding (basic)	9,585	9,486
Effect of dilutive stock options	27	31
Weighted average shares outstanding (diluted)	9,612	9,517

Basic earnings per share	$0.73	$0.32
Diluted earnings per share	$0.73	$0.32

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Cash paid during the period for:
Income taxes	$3,930	$260
Interest	$5,129	$1,265

Noncash investing and financing activities:
Transfer of loans to held for sale	$2,018	$0
Initial recognition of operating lease right-of-use assets	$0	$2,061
Initial recognition of operating lease liabilities	$0	$2,061

Recent Accounting Pronouncements

Pronouncements Adopted in 2023

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a net decrease to retained earnings of $2.1 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $927,000 increase to ACL, a $1.9 million increase in the ACL for unfunded commitments and a $667,000 increase in deferred tax assets.

At adoption, the Corporation changed the way the loan portfolio is segmented and now segments the portfolio based on collateral. Previously the Corporation segmented the loan portfolio based on industry.

The following table illustrates the impact of ASC 326.

		January 1, 2023
			Reclassification to CECL	Post-CECL Adoption
(dollars in thousands)		Pre-CECL Adoption	Portfolio Segmentation	Portfolio Segmentation
Loans:
	Builder & developer	$128,327	$(128,327)	$0
	Commercial real estate investor	367,366	(367,366)	0
	Commercial real estate-construction	0	144,782	144,782
	Commercial real estate-owner occupied	0	344,941	344,941
	Commercial real estate-non-owner occupied	0	445,408	445,408
	Residential real estate investor	263,262	(263,262)	0
	Residential real estate-construction	0	26,055	26,055
	Residential real estate-revolving	0	103,509	103,509
	Residential real estate-multi family	0	118,141	118,141
	Residential real estate-other	0	243,092	243,092
	Commercial	0	191,665	191,665
	Hotel/Motel	94,471	(94,471)	0
	Wholesale & retail	60,672	(60,672)	0
	Manufacturing	86,593	(86,593)	0
	Agriculture	91,449	(91,449)	0
	Service	73,094	(73,094)	0
	Commercial other	209,116	(209,116)	0
	Consumer	0	15,264	15,264
	Residential mortgage	135,340	(135,340)	0
	Home equity	98,030	(98,030)	0
	Consumer other	25,137	(25,137)	0
	Total	$1,632,857	$0	$1,632,857

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. ASU 2022-02 did not have a material impact on the Corporation’s consolidated financial statements.

Note 2 – Securities

A summary of securities available-for-sale at March 31, 2023 and December 31, 2022 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof, investments in the obligations of states and municipalities and selected corporate securities, including subordinated debt. At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Allowance for	Gross Unrealized		Fair
(dollars in thousands)	Cost	Credit Losses	Gains	Losses	Value
March 31, 2023
Debt securities:
U.S. Treasury notes	$19,726	$0	$0	$(439)	$19,287
U.S. agency	12,750	0	0	(1,216)	11,534
U.S. agency mortgage-backed, residential	285,342	0	123	(29,512)	255,953
State and municipal	34,756	0	64	(4,996)	29,824
Corporates	37,722	0	0	(4,470)	33,252
Total debt securities	$390,296	$0	$187	$(40,633)	$349,850

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2022
Debt securities:
U.S. Treasury notes	$19,688	$0	$(588)	$19,100
U.S. agency	12,750	0	(1,470)	11,280
U.S. agency mortgage-backed, residential	283,436	43	(33,377)	250,102
State and municipal	35,517	37	(6,155)	29,399
Corporates	39,531	0	(3,955)	35,576
Total debt securities	$390,922	$80	$(45,545)	$345,457

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Proceeds	$4,253	$0
Gross gains	0	0
Gross losses	(388)	0
Tax benefit	81	0

The amortized cost and estimated fair value of debt securities at March 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,058	$3,008
Due after one year through five years	118,670	112,072
Due after five years through ten years	221,621	193,900
Due after ten years	46,947	40,870
Total debt securities	$390,296	$349,850

Investment securities having a carrying value of $186,834,000 and $204,887,000 on March 31, 2023 and December 31, 2022, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, at March 31, 2023 and December 31, 2022.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2023
Debt securities:
U.S. Treasury notes	4	$19,287	$(439)	0	$0	$0	4	$19,287	$(439)
U.S. agency	2	2,228	(22)	8	9,306	(1,194)	10	11,534	(1,216)
U.S. agency mortgage-backed, residential	68	64,912	(2,174)	149	172,908	(27,338)	217	237,820	(29,512)
State and municipal	4	1,531	(12)	32	25,802	(4,984)	36	27,333	(4,996)
Corporates	4	4,011	(180)	27	27,741	(4,290)	31	31,752	(4,470)
Total temporarily impaired debt
securities, available-for-sale	82	$91,969	$(2,827)	216	$235,757	$(37,806)	298	$327,726	$(40,633)
December 31, 2022
Debt securities:
U.S. Treasury notes	4	$19,100	$(588)	0	$0	$0	4	$19,100	$(588)
U.S. agency	7	$7,594	$(656)	3	$3,685	$(814)	10	$11,279	$(1,470)
U.S. agency mortgage-backed, residential	147	140,409	(11,071)	72	102,061	(22,284)	219	242,470	(33,355)
State and municipal	6	2,334	(210)	35	25,121	(5,945)	41	27,455	(6,155)
Corporates	11	11,610	(831)	20	20,665	(3,124)	31	32,275	(3,955)
Total temporarily impaired debt
securities, available-for-sale	175	$181,047	$(13,356)	130	$151,532	$(32,167)	305	$332,579	$(45,523)

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

As of March 31, 2023, the Corporation’s security portfolio consisted of 322 securities, 298 of which were in an unrealized loss position. Through March 31, 2023 the Corporation has collected all interest and principal on its investment securities as scheduled. The majority of the unrealized losses are related to the Corporation’s mortgage-backed securities, as discussed below:

Mortgage-Backed Securities

At March 31, 2023, 100% of the mortgage-baked securities held by the Corporation were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2023.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2023 and December 31, 2022, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2023 and 2022. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2023 and 2022.

Note 4—Loans and Allowance for Credit Losses

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a net decrease to retained earnings of $2.1 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $927,000 increase to ACL, a $1.9 million increase in the ACL for unfunded commitments and a $667,000 increase in deferred tax assets.

At adoption, the Corporation changed the way the loan portfolio is segmented and now segments the portfolio based on collateral. Previously the Corporation segmented the loan portfolio based on industry.

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2023. The portfolio is comprised of nine segments, commercial, commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied, residential real estate construction, residential real estate revolving, residential real estate multi family, residential real estate other and consumer as presented in the table below. Certain portfolio segments are further disaggregated for the purpose of estimating credit losses. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total
(dollars in thousands)	2023	Loans
Commercial loans	$184,247	11.2
Commercial real estate:
Construction	162,387	9.9
Owner occupied	338,849	20.6
Non-owner occupied	452,534	27.5
Residential real estate:
Construction	23,575	1.4
Revolving	102,116	6.2
Multi family	118,529	7.2
Other	252,425	15.3
Consumer	13,219	0.8
Gross Loans	1,647,881	100.0
Less: Allowance for credit losses	21,544
Net Loans	$1,626,337

The table below provides the composition of the loan portfolio at December 31, 2022. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans.

	December 31,	% Total
(dollars in thousands)	2022	Loans
Builder & developer	$128,327	7.9
Commercial real estate investor	367,366	22.5
Residential real estate investor	263,262	16.1
Hotel/Motel	94,471	5.8
Wholesale & retail	60,672	3.7
Manufacturing	86,593	5.3
Agriculture	91,449	5.6
Service	73,094	4.5
Other	209,116	12.8
Total commercial related loans	1,374,350	84.2
Residential mortgages	135,340	8.3
Home equity	98,030	6.0
Other	25,137	1.5
Total consumer related loans	258,507	15.8
Total loans	$1,632,857	100.0

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These adjustments are commonly known as the Qualitative Framework.

In addition to the estimated quantitative credit loss for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results including loans in process.

The following tables presents the activity in the allowance for credit losses by segment as of and for the three months ended March 31, 2023.

(dollars in thousands)	Balance, January 1, 2023	Impact of adopting ASC 326	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, March 31, 2023

Commercial loans	$4,783	$(235)	$(904)	$(64)	$116	$3,697
Commercial real estate:
Construction	1,829	1,121	590	0	0	3,539
Owner occupied	4,341	(69)	333	(683)	33	3,956
Non-owner occupied	6,387	(468)	249	0	0	6,168
Residential real estate:
Construction	230	(144)	(6)	0	0	79
Revolving	417	192	58	(27)	0	641
Multi family	1,205	194	25	0	0	1,424
Other	1,511	169	167	0	13	1,859
Consumer	33	167	(20)	(4)	5	181
Total	$20,736	$927	$492	$(778)	$167	$21,544

The following table presents the activity in and the composition of the allowance for loan losses in accordance with previously applicable GAAP by loan segment and class detail as of and for the three months ended March 31, 2022.

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

Non-accrual Loans

The table below presents a summary of non-accrual loans at March 31, 2023 and December 31, 2022. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, individually evaluated consumer related loans are partially or fully charged-off eliminating the need for specific allowance. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With a	Without a	Related	Year to Date
(dollars in thousands)	Related Allowance	Related Allowance	Allowance	Interest Income
March 31, 2023
Commercial loans	$1,854	$2,910	$1,629	$245
Commercial real estate:
Construction	0	0	0	107
Owner occupied	0	2,241	0	42
Non-owner occupied	0	0	0	0
Residential real estate:
Construction	0	282	0	0
Revolving	209	428	152	7
Multi family	0	0	0	0
Other	0	710	0	0
Consumer	0	0	0	0
Total	$2,063	$6,571	$1,781	$401

The table below presents a summary of impaired loans at December 31, 2022 . Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off, eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charged-offs.

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

The table below presents a summary of average impaired loans and related interest income that was included for the three months ended March 31, 2022. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

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

As of March 31, 2023 and December 31, 2022, there were approximately $6.6 million and $9.4 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair value of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific allowance was considered to be necessary.

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for December 31, 2022.

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

Asset Quality

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

The Corporation uses eleven risk ratings to grade commercial loans. The first six ratings are considered “pass” ratings. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the obligor, or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to potential loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed.

The following table summarizes designated internal risk rating categories by portfolio segment, by origination year, in the current period. It does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
							Revolving Loans	converted to Term
							Amortized Cost	Loans Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Basis	Cost Basis	Total
Commercial loans
Pass	$6,240	$44,079	$23,501	$6,354	$12,464	$15,636	$61,001	$0	$169,275
Special Mention	0	511	54	0	0	157	3,195	0	3,917
Substandard	0	2,144	25	0	22	1,286	2,814	0	6,291
Nonaccrual	0	359	648	0	625	1,555	1,577	0	4,764
Total	6,240	47,093	24,228	6,354	13,111	18,634	68,587	0	184,247

Commercial real estate:
Construction
Pass	$23,266	$60,211	$43,848	$16,129	$8,143	$8,746	$1	$0	$160,344
Special Mention	0	0	0	543	0	0	1,500	0	2,043
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	23,266	60,211	43,848	16,672	8,143	8,746	1,501	0	162,387

Owner occupied
Pass	$11,420	$63,655	$73,680	$27,742	$36,071	$103,697	$10,522	$0	$326,787
Special Mention	0	0	0	0	0	3,264	0	0	3,264
Substandard	0	0	669	0	0	5,414	474	0	6,557
Nonaccrual	0	0	1,961	0	0	280	0	0	2,241
Total	11,420	63,655	76,310	27,742	36,071	112,655	10,996	0	338,849

Non-owner occupied
Pass	$10,694	$120,968	$107,299	$69,461	$11,801	$125,104	$1,354	$0	$446,683
Special Mention	0	0	0	0	0	88	0	0	88
Substandard	0	0	0	0	0	5,764	0	0	5,764
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	10,694	120,968	107,299	69,461	11,801	130,956	1,354	0	452,534

Residential real estate:
Construction
Pass	$2,655	$11,769	$3,628	$712	$1,580	$1,223	$1,726	$0	$23,293
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	282	0	0	282
Total	2,655	11,769	3,628	712	1,580	1,505	1,726	0	23,575

Revolving
Pass	$5,139	$18,334	$1,498	$364	$738	$2,806	$72,555	$0	$101,434
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	45	0	45
Nonaccrual	0	0	0	0	0	0	637		637
Total	5,139	18,334	1,498	364	738	2,806	73,237	0	102,116

Multi family
Pass	$1,782	$26,959	$30,947	$19,902	$24,269	$14,016	$655	$0	$118,529
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0		0
Total	1,782	26,959	30,947	19,902	24,269	14,016	655	0	118,529

Other
Pass	$15,899	$65,446	$45,331	$40,080	$18,957	$64,984	$612	$0	$251,308
Special Mention	0	0	0	55	0	0	42	0	97
Substandard	0	0	0	132	0	178	0	0	310

Nonaccrual	0	0	308	0	0	402	0	0	710
Total	15,899	65,446	45,639	40,267	18,957	65,564	654	0	252,425

Consumer
Pass	$1,609	$4,745	$2,225	$285	$187	$416	$3,752	$0	$13,219
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	1,609	4,745	2,225	285	187	416	3,752	0	13,219

Total Loans
Pass	$78,704	$416,165	$331,957	$181,029	$114,210	$336,628	$152,178	$0	$1,610,872
Special Mention	0	511	54	598	0	3,509	4,737	0	9,409
Substandard	0	2,144	694	132	22	12,642	3,333	0	18,966
Nonaccrual	0	359	2,917	0	625	2,519	2,214	0	8,634
Total	78,704	419,179	335,622	181,758	114,857	355,298	162,462	0	1,647,881

Gross Charge-Offs	$0	$0	$0	$(16)	$0	$(692)	$(70)	$0	$(778)

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2022
Builder & developer	$124,572	$1,010	$972	$1,773	$128,327
Commercial real estate investor	367,144	0	0	222	367,366
Residential real estate investor	262,406	0	0	856	263,262
Hotel/Motel	89,710	0	4,761	0	94,471
Wholesale & retail	59,930	56	686	0	60,672
Manufacturing	81,552	1,444	632	2,965	86,593
Agriculture	87,896	2,260	381	912	91,449
Service	68,373	384	4,337	0	73,094
Other	192,194	4,934	8,552	3,436	209,116
Total commercial related loans	1,333,777	10,088	20,321	10,164	1,374,350
Residential mortgage	134,850	0	141	349	135,340
Home equity	97,573	0	0	457	98,030
Other	25,137	0	0	0	25,137
Total consumer related loans	257,560	0	141	806	258,507
Total loans	$1,591,337	$10,088	$20,462	$10,970	$1,632,857

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by class segment at March 31, 2023.

			≥ 90 Days		Total Past
	30-59 Days	60-89 Days	Past Due		Due and
(dollars in thousands)	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total Loans
March 31, 2023
Commercial loans	$53	$0	$0	$4,764	$4,817	$179,430	$184,247
Commercial real estate:
Construction	1,607	0	0	0	1,607	160,780	162,387
Owner occupied	0	0	0	2,241	2,241	336,608	338,849
Non-owner occupied	0	0	0	0	0	452,534	452,534
Residential real estate:
Construction	986	0	0	282	1,268	22,307	23,575
Revolving	908	48	0	637	1,593	100,523	102,116
Multi family	0	0	0	0	0	118,529	118,529
Other	271	0	0	710	981	251,444	252,425
Consumer	0	0	0	0	0	13,219	13,219
Total	$3,825	$48	$0	$8,634	$12,507	$1,635,374	$1,647,881

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by class segment at December 31, 2022.

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

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, lodging, agriculture land, and vacant land. At March 31, 2023 collateral dependent loans totaled $8,600,000.

Modifications

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, other-than-insignificant payment delay, term extension or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Corporation provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

The following table presents the amortized costs basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the prior 3 months, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Term	Interest Rate
(dollars in thousands)	Extension	Reduction	Total Loan Class
March 31, 2023
Commercial loans	$2,586	$2,145	2.57%
Commercial real estate:
Owner occupied	1,961	0	0.58
Total	$4,547	$2,145	0.41%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

	Weighted-Average	Weighted-Average
	Interest Rate	Interest Rate	Weighted-Average
(dollars in thousands)	Reduction	Reduction Range	Term Extension
March 31, 2023
Commercial loans	3.15%	3.15 - 3.15%	7
Commercial real estate:
Owner occupied	0	0	4

The Corporation has committed to lend additional amounts totaling $23,000 to the borrowers included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last three months were past due at March 31, 2023.

Note 5—Deposits

The composition of deposits as of March 31, 2023 and December 31, 2022 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $101,000 at March 31, 2023, compared to $122,000 at December 31, 2022.

	March 31,	December 31,
(dollars in thousands)	2023	2022
Noninterest bearing demand	$453,351	$463,853
Interest bearing demand	286,569	289,298
Money market	590,028	646,702
Savings	157,309	161,228
Time deposits less than $100	214,478	210,331
Time deposits $100 to $250	130,523	123,002
Time deposits $250 or more	57,127	48,805
Total deposits	$1,889,385	$1,943,219

Note 6—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2023, the balance of securities sold under agreements to repurchase was $11,371,000 compared to $11,605,000 at December 31, 2022. At March 31, 2023, the balance of other short-term borrowings was $50,000,000 compared to $0 at December 31, 2022. Short-term borrowings at March 31, 2023 consisted of FHLB Open Repo Line of Credit advances at a variable rate. The rate at March 31, 2023 was 5.148 percent.

The following table presents a summary of long-term debt as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
(dollars in thousands)	2023	2022
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 6.89%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 6.37% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,784	30,764
Total junior subordinated debt	$41,094	$41,074
Lease obligations included in long-term debt:
Finance lease liabilities	1,233	1,240
Total long-term debt	$42,327	$42,314

In June 2006, Codorus Valley formed CVB Statutory Trust No. II, a wholly-owned special purpose entity whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. I to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns all of the common stock of these nonbank entities, and the debentures are the sole assets of the Trusts. The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810. For regulatory capital purposes, all of the Corporation’s trust preferred securities qualified as Tier 1 capital for all reported periods. Trust preferred securities are subject to capital limitations under the FDIC’s risk-based capital guidelines. The Corporation used the net proceeds from these offerings to fund its operations.

In December 2020, Codorus Valley issued subordinated notes in the amount of $31,000,000. The Corporation may redeem the subordinated notes, in whole or in part, in a principal amount with integral multiples of $10,000, on or after December 9, 2025 and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest. The subordinated notes mature on December 9, 2030. The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the Note Purchase Agreements. The subordinated notes may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025. After that term, the variable rate of interest is equal to the then current 90-Day Average SOFR (Secured Overnight Financing Rate) plus 404 basis points.

Note 7—Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Corporation is the lessee are comprised of real estate property, ATM locations, and office space. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities. The Corporation also has one finance lease for one financial center.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Operating lease cost	$174	$196

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	11	12
Total finance lease cost	$23	$24

Total lease cost	$197	$220

Supplemental cash flow information related to leases was as follows:

	Three months ended
	March 31,
	2023	2022
Operating cash flows from operating leases	$179	$148
Operating cash flows from financing leases	11	12
Financing cash flows from financing leases	8	7

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0	2,061
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Assets:
Operating leases right-of-use assets	$2,933	$3,072
Finance leases assets	982	994
Total lease assets	$3,915	$4,066

Liabilities:
Operating	$3,059	$3,204
Financing	1,233	1,240
Total lease liabilities	$4,292	$4,444

Weighted Average Remaining Lease Term (years)
Operating leases	6.8	6.9
Finance leases	20.9	21.2

Weighted Average Discount Rate
Operating leases	2.12%	2.14%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands:)	March 31, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2023	$523	$56
2024	638	75
2025	417	79
2026	324	80
2027	314	80
Thereafter	1,052	1,429
Total lease payments	3,268	1,799
Less imputed interest	(209)	(566)
Total	$3,059	$1,233

(dollars in thousands:)	December 31, 2022
Year Ending December 31,	Operating Leases	Finance Leases
2023	$701	$75
2024	638	75
2025	417	79
2026	324	80
2027	314	80
Thereafter	1,036	1,429
Total lease payments	3,430	1,818
Less imputed interest	(226)	(578)
Total	$3,204	$1,240

Note 8—Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (“BCL”). The BCL prohibits the making of a dividend payment if such payment would render the Corporation insolvent or result in it having negative net worth. Federal and state banking regulations also place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation. The amount of total dividends, which may be paid at any date, is generally limited to the retained earnings of PeoplesBank. Furthermore, dividend payments would be prohibited if the effect would be to cause PeoplesBank’s capital to fall below applicable minimum capital requirements as discussed below. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

Banks are also subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure of a bank to meet capital requirements can cause bank regulators to initiate certain regulatory actions.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of March 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below sets for the Corporation’s and PeoplesBank’s capital positive relative to its respective regulatory capital requirements at March 31, 2023 and December 31, 2022.

					To Be Well Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual (1)		Adequacy Purposes (2) (3)		Provisions (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2023
Capital ratios:
Common equity Tier 1	$213,362	12.19%	$122,530	7.00%	$	n/a	n/a	%
Tier 1 risk based	223,362	12.76	148,786	8.50		n/a	n/a
Total risk based	275,690	15.75	183,795	10.50		n/a	n/a
Leverage	223,362	10.20	87,623	4.00		n/a	n/a

at December 31, 2022
Capital ratios:
Common equity Tier 1	$209,540	12.04%	$121,871	7.00%	$	n/a	n/a	%
Tier 1 risk based	219,540	12.61	147,986	8.50		n/a	n/a
Total risk based	271,040	15.57	182,806	10.50		n/a	n/a
Leverage	219,540	9.77	89,863	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2023
Capital ratios:
Common equity Tier 1	$249,966	14.30%	$122,321	7.00%		$113,584	6.50%
Tier 1 risk based	249,966	14.30	148,533	8.50		139,796	8.00
Total risk based	271,510	15.54	183,482	10.50		174,745	10.00
Leverage	249,966	11.43	87,501	4.00		109,376	5.00

at December 31, 2022
Capital ratios:
Common equity Tier 1	$245,896	14.15%	$121,667	7.00%		$112,976	6.50%
Tier 1 risk based	245,896	14.15	147,738	8.50		139,048	8.00
Total risk based	266,632	15.34	182,500	10.50		173,810	10.00
Leverage	245,896	10.96	89,705	4.00		112,131	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) The Corporation is currently not subject to the regulatory capital requirements imposed by Basel III on bank holding companies because the Corporation's consolidated assets did not exceed $3.0 billion as of March 31, 2023 and therefore qualified as a small bank holding company.

(3) Ratio includes Capital Conservation Buffer of 2.50%, except Leverage Ratio, for which the Capital Conservation Buffer does not apply.

Note 9—Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved share repurchase programs in August 2021 ($5 million) and January 2022 ($5 million). In 2022 a total of 1,535 shares were purchased at an average price of $22.00 under the program approved in August 2021. There was no activity under the program approved in January 2022, which expired by its own terms in December 2022.

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during the three months ended March 31, 2023.

Note 10—Contingent Liabilities

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $20,920,000 of standby letters of credit outstanding on March 31, 2023, compared to $23,601,000 on December 31, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2023 and December 31, 2022, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

Interest rate swap agreements

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2023
Securities available-for-sale:
U.S. Treasury notes	$19,287	$19,287	$0	$0
U.S. agency	11,534	0	11,534	0
U.S. agency mortgage-backed, residential	255,953	0	255,953	0
State and municipal	29,824	0	29,824	0
Corporates	33,252	0	33,252	0
Other assets:
Loan-level interest rate swaps	338	0	338	0

December 31, 2022
Securities available-for-sale:
U.S. Treasury notes	$19,100	$19,100	$0	$0
U.S. agency	$11,280	$0	$11,280	$0
U.S. agency mortgage-backed, residential	250,102	0	250,102	0
State and municipal	29,399	0	29,399	0
Corporates	35,576	0	35,576	0
Other assets:
Loan-level interest rate swaps	8	0	8	0

Assets Measured at Fair Value on a Nonrecurring Basis

Individually evaluated loans

Individually evaluated loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At March 31, 2023, the fair value of individually evaluated loans with a valuation allowance or partial charge-off was $951,000, net of valuation allowances of $1,781,000 and partial charge-offs of $806,000.  At December 31, 2022 the fair value of impaired loans with a valuation allowance or charge-off was $2,742,000, net of valuation allowances of $2,484,000 and charge-offs of $1,916,000.

Foreclosed real estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2023 and December 31, 2022 the fair value of foreclosed real estate assets was $479,000, net of a write-down of $488,000.

Mortgage servicing rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment by an independent third party on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2023
Individually evaluated commercial loans	$670	$0	$0	$670
Individually evaluated residential real estate:
Individually evaluated revolving	57	0	0	57
Individually evaluated other	224	0	0	224
Individually evaluated other real estate owned	479	0	0	479

December 31, 2022
Impaired builder & developer loans	$1,194	$0	$0	$1,194
Impaired residential real estate investor loans	57	0	0	57
Impaired commercial real estate loans	0	0	0	0
Impaired agriculture loans	228	0	0	228
Impaired manufacture loans	150	0	0	150
Impaired other loans	1,114	0	0	1,114
Impaired other real estate owned	479	0	0	479

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2023
Individually evaluated commercial loans	$445	Appraisal (1)	Appraisal adjustments (2)	15%-39%	37%
Individually evaluated residential real estate:
Individually evaluated revolving	57	Appraisal (1)	Appraisal adjustments (2)	6% -10%	8%
Individually evaluated other	224	Appraisal (1)	Appraisal adjustments (2)	10%-26%	16%
Individually evaluated commercial loans	225	Business asset valuation (3)	Business asset valuation adjustments (4)	45%-50%	48%
Individually evaluated other real estate owned	479	Appraisal (1)	Appraisal adjustments (2)	0%-25%	22%

December 31, 2022
Impaired builder & developer loans	$1,194	Appraisal (1)	Appraisal adjustments (2)	2%-22%	5%
Impaired residential real estate investor loans	57	Appraisal (1)	Appraisal adjustments (2)	6%-10%	8%
Impaired agriculture loans	228	Appraisal (1)	Appraisal adjustments (2)	5%-13%	9%
Impaired manufacturer loans	150	Appraisal (1)	Appraisal adjustments (2)	67%-67%	67%
Impaired other loans	1,114	Appraisal (1)	Appraisal adjustments (2)	0%-25%	5%
Impaired other real estate owned	479	Appraisal (1)	Appraisal adjustments (2)	0%-25%	22%

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

(4)Business asset valuation may be adjusted downward by the corporation’s management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2023 and December 31, 2022.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2023
Financial assets
Cash and cash equivalents	$103,265	$103,265	$103,265	$0	$0
Securities available-for-sale	349,850	349,850	19,726	330,124	0
Restricted investment in bank stocks	2,955	N/A	N/A	N/A	N/A
Loans held for sale	0	0	0	0	0
Loans, net	1,626,337	1,532,819	0	0	1,532,819
Interest receivable	6,308	6,308	0	1,409	4,899

Financial liabilities
Deposits	$1,889,385	$1,881,190	$0	$1,881,190	$0
Short-term borrowings	61,371	61,371	0	61,371	0
Long-term debt (1)	10,310	10,349	0	0	10,349
Subordinated debentures	30,784	29,106	0	29,106	0
Interest payable	1,101	1,101	0	1,101	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2022
Financial assets
Cash and cash equivalents	$120,439	$120,439	$120,439	$0	$0
Securities available-for-sale	345,457	345,457	19,100	326,357	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	154	157	0	157	0
Loans, net	1,612,121	1,503,440	0	0	1,503,440
Interest receivable	6,624	6,624	0	948	5,676

Financial liabilities
Deposits	$1,943,219	$1,932,689	$0	$1,932,689	$0
Short-term borrowings	11,605	11,605	0	11,605	0
Long-term debt (1)	10,310	10,165	0	0	10,165
Subordinated debentures	30,764	29,145	0	29,145	0
Interest payable	492	492	0	492	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
March 31, 2023
Repurchase Agreements	$11,371	$0	$11,371	$(13,559)	$0	$0	$(2,188)

December 31, 2022
Repurchase Agreements	$11,605	$0	$11,605	$(13,767)	$0	$0	$(2,162)

Note 14 – Interest Rate Swaps

Loan Level Interest Rate Swaps

PeoplesBank enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan clients to provide a loan pricing structure that meets the interest rate risk management needs of both PeoplesBank as well as the client. PeoplesBank simultaneously enters into offsetting interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net results of the offsetting client and deal counterparty swap agreements is that the client pays a fixed rate of interest and PeoplesBank receives a floating rate. PeoplesBank’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value and notional amount related to loan-level interest rate swaps are presented below:

	March 31, 2023		December 31, 2022
	Notional	Asset (Liability)	Notional	Asset (Liability)
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap with Customers
Positive Fair Values	$10,200	$338	$0	$0
Interest Rate Swaps with Counterparties
Negative Fair Values	$10,200	$(338)	$0	$0

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	March 31, 2023	December 31, 2022
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$338	$8
Gross amounts offset	338	8
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Cash Collateral	$0	$0
Net amounts	$0	$0

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

Cautionary Note Regarding Forward-looking Statements

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

•the effects of financial challenges at other banking institutions that could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results;

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

For a discussion of other risks and uncertainties that could affect the Corporation, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year-ended December 31, 2022, and its current and periodic reports that are, or will be, filed with the Securities and Exchange Commission (“SEC”) and available on the SEC’s website at www.sec.gov or in the Investor Relations section of the Corporation’s website at www.peoplesbanknet.com. The Corporation undertakes no oblication, other than as required by law, to update or revise any forward-looking statement to reflect new information, events occurring after the date of this Form 10-Q or otherwise.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for credit losses which requires management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. For this Form 10-Q, there were material changes made to the Corporation’s critical accounting policies, which were described in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022 as a result of the adoption of ASU 2016-13 as discussed below.

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a net decrease to retained earnings of $2.1 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $927,000 increase to ACL, a $1.9 million increase in the ACL for unfunded commitments and a $667,000 increase in deferred tax assets.

Allowance for credit losses – loans

The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These adjustments are commonly known as the Qualitative Framework.

In addition to the estimated quantitative credit loss for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results including loans in process.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans evaluated collectively for expected credit losses include loans on accrual status and loans initially evaluated individually but determined to not to have enhanced credit risk characteristics. The Corporation has identified the following portfolio segments:

•Commercial loans

•Commercial real estate – construction

•Commercial real estate – owner occupied

•Commercial real estate – non-owner occupied

•Residential real estate – construction

•Residential real estate – revolving

•Residential real estate – multi family

•Residential real estate – other

•Consumer loans

The Corporation measures the allowance for credit losses using the following methods.

• Loans are aggregated into pools based on similar risk characteristics.

• The Probability of Default (PD) and Loss Given Default (LGD) CECL model components are determined based on loss estimates driven by historical experience at the input level.

• The PD model component uses "through the economic cycle transition" matrices based on the Corporation’s and peer group historical loan and transaction data across each pool of loans.

• The LGD model component calculates a lifetime estimate across each pool of loans utilizing a nonparametric loss curve modeling approach.

• Reasonable and supportable forecasts are incorporated into the PD model component that are based on different economic forecasts and scenarios sourced from an external party. A future loss forecast over the reasonable and supportable forecast period is based on the projected performance of specific economic variables that statistically correlate with the PD and LGD pools. After the reasonable and supportable forecast period, loss estimates naturally revert to input-level reversion.

• Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

• A constant prepayment rate is calculated for each loan pool in the CECL model.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Loans are modified if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a modification may involve a reduction of the interest rate, forgiveness of principal, extension of the term of the loan, and/or other-than-insignificant payment delays.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

The schedule below presents selected performance metrics for the first quarter of both 2023 and 2022.

	Three months ended
	March 31,
	2023	2022
Basic earnings per share	$0.73	$0.32
Diluted earnings per share	$0.73	$0.32
Cash dividend payout ratio	21.93%	46.54%
Return on average assets	1.29%	0.51%
Return on average equity	15.45%	6.33%
Net interest margin (tax equivalent basis)	4.00%	2.79%
Net overhead ratio	1.93%	1.81%
Efficiency ratio	59.05%	74.51%
Average equity to average assets	8.38%	8.09%

The Corporation’s net income (earnings) was $6,992,000 for the quarter ended March 31, 2023, as compared to $3,053,000 for the quarter ended March 31, 2022, an increase of $3,939,000 or 129 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2023 was $20,555,000, an increase of $4,854,000 or 31 percent compared to net interest income of $15,701,000 for the first quarter 2022.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 4.00 percent for the first quarter 2023 compared to 2.79 percent for the first quarter 2022. The net interest margin expansion was primarily the result of higher rates on commercial loans. Net interest margin also benefited from higher rates on interest bearing deposits with banks and higher volume and rates on investment securities. Higher rates on interest bearing demand deposits and time deposits offset the margin expansion.

Total interest income for the first quarter 2023 totaled $26,293,000, an increase of $8,996,000 or 52 percent above the amount of total interest income for the first quarter 2022. The change was primarily a result of higher rates on interest bearing deposits with banks and commercial loans and higher volume and rates of investment securities.

Interest and dividend income on investments increased $1,643,000 or 102 percent in the first quarter 2023 compared to the same period in 2022. The average balance of the investment securities portfolio increased $109,996,000 or 39 percent when comparing the first quarter 2023 to the same period in 2022. The tax-equivalent yield on investments for the first quarter 2023 was 2.68 percent or 65 basis points higher than the 2.03 percent realized in the first quarter 2022. The average balance of interest bearing deposits with banks decreased $423,267,000 or 88 percent in the first quarter 2023 compared to the first quarter 2022. Depsite the decrease, the yield on the interest bearing deposits with banks increased 441 basis points when comparing the first quarter 2023 to the same period in 2022.

Interest income on loans increased $7,353,000 or 47 percent in the first quarter 2023 compared to the same period in 2022. The average balance of outstanding loans, primarily commercial loans, increased $108,715,000 or 7 percent comparing the first quarter 2023 to the same period in 2022. Higher rates on commercial loans was the primary driver of the increase in interest income on loans. The tax-equivalent yield on loans for the first quarter 2023 was 5.72 percent or 155 basis points higher than the 4.17 percent experienced in the first quarter 2022.

Total interest expense for the first quarter 2023 was $5,738,000, an increase of $4,142,000 or 260 percent as compared to total interest expense of $1,596,000 for the first quarter 2022. The change was primarily the result of the higher cost of interest bearing demand and time deposits.

Interest expense on deposits increased $4,075,000 or 384 percent in the first quarter 2023 compared to the same period in 2022. The average rate paid on interest bearing deposits was 1.43 percent in the first quarter 2023 or 116 basis points higher than the average rate paid of 0.27 percent in the first quarter 2022. The average balance of interest bearing deposits for the first quarter 2023 decreased by $147,785,000 or 9 percent compared to the first quarter 2022. Also, noninterest-bearing deposits decreased, with the average volume for the first quarter 2023 decreasing 13 percent to $444,416,000 as compared to $511,170,000 for the first quarter 2022.

For the first quarter 2023 interest expense on borrowings increased $67,000 or 13 percent compared to the first quarter 2022. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $12,894,000 for the first quarter 2023, compared to an average balance of $9,967,000 for the first quarter 2022. The rate on average short-term borrowings for the first quarter 2023 was 1.20 percent, an increase as compared to a rate of 0.41 percent for the first quarter 2022. Long-term debt, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) and junior subordinated trust preferred securities averaged $14,690,000 for the first quarter 2023 and $23,363,000 for the first quarter 2022. The decrease was attributable to FHLBP advances totaling $10,000,000 which matured and were repaid in the second quarter of 2022. For the first quarter 2023, the rate on average long-term debt was 5.37 percent, an increase of 269 basis points as compared to a rate of 2.68 percent for the first quarter 2022. The increase was related to recent rising market rates. Subordinated debentures, issued in December 2020 by the Corporation, averaged $30,777,000 for the first quarter 2023 and $30,696,000 for the first quarter 2022.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$60,286	$684	4.60%	$483,553	$228	0.19%
Investment securities:
Taxable	369,154	2,474	2.72	258,112	1,289	2.03
Tax-exempt	23,537	125	2.15	24,583	124	2.05
Total investment securities	392,691	2,599	2.68	282,695	1,413	2.03

Loans:
Taxable (1)	1,613,154	22,860	5.75	1,516,145	15,594	4.17
Tax-exempt	22,597	217	3.89	10,891	111	4.13
Total loans	1,635,751	23,077	5.72	1,527,036	15,705	4.17
Total earning assets	2,088,728	26,360	5.12	2,293,284	17,346	3.07
Other assets (2)	71,428			92,129
Total assets	$2,160,156			$2,385,413
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$902,917	$3,461	1.55%	$997,383	$331	0.13%
Savings	160,062	12	0.03	155,982	12	0.03
Time	393,732	1,664	1.71	451,131	719	0.65
Total interest bearing deposits	1,456,711	5,137	1.43	1,604,496	1,062	0.27
Short-term borrowings	12,894	38	1.20	9,967	10	0.41
Long-term debt	14,690	194	5.37	23,363	155	2.68
Subordinated debentures	30,777	369	4.86	30,696	369	4.88
Total interest bearing liabilities	1,515,072	5,738	1.54	1,668,522	1,596	0.39

Noninterest bearing deposits	444,416			511,170
Other liabilities	18,250			12,755
Shareholders' equity	182,418			192,966

Total liabilities and
shareholders' equity	$2,160,156			$2,385,413
Net interest income (tax equivalent basis)		$20,622			$15,750
Net interest margin (3)			4.00%			2.79%
Tax equivalent adjustment		(67)			(49)
Net interest income		$20,555			$15,701

(1)Average balance includes average nonaccrual loans of $9,962,000 for 2023 and $32,036,000 for 2022.

Interest includes net loan fees of $641,000 for 2023 and $1,429,000 for 2022.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2023 vs. 2022
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(200)	$656	$456
Investment securities:
Taxable	412	773	1,185
Tax-exempt	(5)	6	1
Loans:
Taxable	340	6,926	7,266
Tax-exempt	120	(14)	106
Total interest income	667	8,347	9,014
Interest Expense
Deposits:
Interest bearing demand	(31)	3,161	3,130
Savings	0	0	0
Time	(92)	1,037	945
Short-term borrowings	1	27	28
Long-term debt	(70)	109	39
Subordinated debentures	1	(1)	0
Total interest expense	(191)	4,333	4,142
Net interest income (tax equivalent basis)	$858	$4,014	$4,872

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for credit losses. Total provision for credit losses, including off-balance sheet exposures, for the first quarter 2023 was $738,000. The provision in the first quarter was primarily attribitable to the charge-off recorded on loans transferred to held for sale. The allowance as a percentage of total loans was 1.31 percent at March 31, 2023, as compared to 1.27 percent at December 31, 2022 and 1.44 percent at March 31, 2022.

More information about the allowance for credit losses can be found in this report under the caption Allowance for Credit Losses on page 48.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter 2023, compared to the first quarter 2022.

Table 3 - Noninterest income
	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Trust and investment services fees	$1,202	$1,162	$40	3%
Income from mutual fund, annuity and insurance sales	369	330	39	12
Service charges on deposit accounts	1,485	1,282	203	16
Income from bank owned life insurance	322	311	11	4
Other income	862	419	443	106
Gain on sales of loans held for sale	10	358	(348)	(97)
Gain on sales of assets held for sale	118	0	118	100
Loss on sales of securities	(388)	0	(388)	(100)
Total noninterest income	$3,980	$3,862	$118	3%

The discussion that follows addresses changes in selected categories of noninterest income.

Service changes on deposit accounts—The $203,000 or 16 percent increase in service charges on deposit accounts is due to higher insufficient funds fees and early withdrawal penalties assessed on time deposits.

Other income—The $443,000 or 106 percent increase in other income is primarily attributable to higher loan swap fees and higher merchant credit card income.

Gain on sales of loans held for sale—The $348,000 or 97 percent decrease in gain on sales of loans was due to the sale of a smaller volume of mortgage loans to the secondary market during the first quarter 2023 compared to the first quarter 2022, impacted by increasing market rates.

Gain on sales of assets held for sale—The $118,000 or 100 percent increase in gain on sales of assets held for sale are related to the sale of the former Gardenville branch real estate.

Loss on sales of securities—The $388,000 or 100 percent change in loss on sales of securities is the result of selling securities in the current period and none in the first quarter 2022.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter 2023, compared to the first quarter 2022.

Table 4 - Noninterest expense
	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Personnel	$9,042	$8,390	$652	8%
Occupancy of premises, net	978	979	(1)	(0)
Furniture and equipment	838	887	(49)	(6)
Professional and legal	467	859	(392)	(46)
Marketing	276	400	(124)	(31)
FDIC insurance	250	239	11	5
Debit card processing	478	382	96	25
External data processing	1,010	821	189	23
Committee & director fees	358	194	164	85
PA shares tax	343	355	(12)	(3)
Other	771	1,170	(399)	(34)
Total noninterest expense	$14,811	$14,676	$135	1%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $652,000 or 8 percent increase in personnel expense is attributed to higher variable compensation accruals in the first quarter 2023.

Professional and legal—The $392,000 or 46 percent decrease in professional and legal expense is attributed to higher legal fees associated with corporate matters in the first quarter 2022.

Marketing—The $124,000 or 31 percent decrease in marketing expense is related to the marketing campaigns related to the new Hunt Valley Connections Center in the first quarter 2022.

Debit card processing—The $96,000 or 25 percent increase in debit card processing expense is attributed to the growth of retail clients and increased usage of electronic methods to access deposit accounts.

External data processing—The $189,000 or 23 percent increase in external data processing expense is attributed to increased reliance on technology.

Committee and director fees—The $164,000 or 85 percent increase in committee and director fees is related to the increased number of directors, as well as higher stock awards granted in the first quarter 2023.

Provision for Income Taxes

The provision for income taxes for the first quarter 2023 was $1,994,000 an increase of $1,187,000 or 147 percent as compared to the first quarter 2022. The increase was attributed to higher pre-tax net income for the first quarter 2023 compared to the first quarter 2022. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 22.2 percent and 20.9 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On March 31, 2023, interest bearing deposits with banks totaled $83,266,000, a decrease of $16,511,000 or 17 percent, compared to the level at year-end 2022. The decrease is primarily the result of the purchase of investment securities and an increase in commercial loans.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2023, the fair value of investment securities available-for-sale totaled $349,850,000, which represented an increase of $4,393,000 as compared to the fair value of investment securities at year-end 2022. Purchases of securities exceeded the cash flows from principal reductions and maturities during the first three months of 2023.

Restricted Investments in Bank Stock, at Cost

On March 31, 2023, restricted investments in bank stock, at cost, was $2,955,000, which was $2,000,000 or 209 percent higher than the level at year-end 2022. This was attributable to short-term borrowings of $50,000,000 with FHLBP, which requires a corresponding membership stock purchase.

Loans Held For Sale

On March 31, 2023, there were no loans held for sale, which was $154,000 or 100 percent lower than the level at year-end 2022. This was attributable to lower secondary market mortgage volume and fewer SBA loans sold in the first three months of 2023.

Loans Held For Investment

On March 31, 2023, total loans, net of deferred fees, were $1.65 billion, which was $15,024,000 or 1 percent higher than the level at year-end 2022. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans and Allowance for Credit Losses.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2023, deposits totaled $1.89 billion, which reflected a $53,834,000 or 3 percent decrease compared to the level at year-end 2022. Of the decrease in total deposits, $10,502,000 is attributable to noninterest bearing deposits and $43,332,000 is related to interest bearing deposits, primarily money market accounts, offset by an increase in time deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $61,371,000 at March 31, 2023, which reflected a $49,766,000 or 429 percent increase compared to the level at year-end 2022. At March 31, 2023, the balance of other short-term borrowings was $50,000,000 compared to $0 at December 31, 2022, which consisted of FHLBP overnight borrowings.

Long-term Debt and Subordinated Debentures

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2023, long-term debt, including subordinated debentures totaled $42,327,000 compared to $42,314,000 at year-end 2022. A listing of outstanding long-term debt obligations is provided in Note 6—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $184,946,000 on March 31, 2023, an increase of $7,646,000 or 4 percent compared to the level at year-end 2022. The increase was primarily attributable to net income of $7.0 million and other comprehensive income of $3.8 million, partially offset by dividends paid of $1.5 million for the three months ended March 31, 2023 and the adoption of ASC Topic 326 (CECL) of $2.1 million.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.16 per share on April 11, 2023, payable on May 9, 2023, to shareholders of record at the close of business on April 25, 2023. The cash dividend follows a quarterly cash dividend of $0.16 per share distributed in February 2023.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2023 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on March 31, 2023 and had no regulatory dividend restrictions (see Note 8—Regulatory Matters to the financial statements).

RISK MANAGEMENT

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022, provides a more detailed overview of the Corporation’s credit risk management process.

Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At March 31, 2023, the Corporation has $142,200,000 total potential exposure in loans related to office space. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metro markets.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at March 31, 2023 was $9,113,000, which decreased by $2,336,000 or 20 percent when compared to year-end 2022, of which $1,213,000 relates to troubled debt restructured loans reported under previously applicable GAAP.

The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers. Nonperforming assets are monitored and managed for collection of these accounts. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are employed to maximize recovery. A special assets committee meets regularly, at a minimum quarterly, to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for individually evaluated commercial related loans, a specific loss allowance is established for the difference. Further provisions for credit losses may be required for nonaccrual loans as additional information becomes available or conditions change. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2023 compared to December 31, 2022.

Table 5 – Nonperforming assets

(dollars in thousands)	March 31, 2023
Nonaccrual loans:
Commercial loans	$4,764
Commercial real estate:
Other	2,241
Residential real estate:
Construction	282
Revolving	637
Other	710
Total nonaccrual loans	$8,634

Other Real Estate Owned	$479
Total Nonperforming assets	$9,113

Individually evaluated loans without a valuation allowance	$6,571
Individually evaluated loans with a valuation allowance	2,063
Total individually evaluated loans	$8,634
Valuation allowance related to individually evaluated loans	$1,781

Nonaccrual loans as a % of total loans	0.52%
Nonperforming assets to total loans and foreclosed real estate	0.55%
Nonperforming assets as a % of total period-end assets	0.41%
ACL as a % of nonaccrual loans	249.54%
ACL as a % of nonperforming assets	236.44%
ACL as a % of total loans	1.31%

Nonaccrual loans as a % of applicable portfolio:
Commercial loans	2.59%
Commercial real estate:
Other	0.28%
Residential real estate:
Construction	1.20%
Revolving	0.62%
Other	5.37%

(dollars in thousands)	December 31, 2022
Nonaccrual loans:
Builder & developer	$1,773
Commercial real estate investor	222
Residential real estate investor	856
Manufacturing	2,965
Agriculture	912
Commercial other	3,436
Residential mortgages	349
Home equity	457
Total nonaccrual loans	$10,970
Troubled debt restructurings (TDRs):
Performing	$1,213
Total TDR loans	$1,213
Other Real Estate Owned:	$479
Total Nonperforming assets	$11,449

Impaired loans without a valuation allowance	$9,400
Impaired loans with a valuation allowance	2,783
Total impaired loans	$12,183
Valuation allowance related to impaired loans	$2,484

Nonaccrual loans as a % of total loans	0.67%
Nonperforming loans as a % of total loans	0.67%
Nonperforming assets as a % of total period-end assets	0.52%
ALL as a % of nonaccrual loans	189.02%
ALL as a % of nonperforming assets	181.12%
ALL as a % of total loans	1.27%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.38%
Commercial real estate investor	0.06%
Residential real estate investor	0.33%
Manufacturing	3.42%
Agriculture	1.00%
Commercial other	1.64%
Residential mortgages	0.26%
Home equity	0.47%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2023, the nonperforming loan portfolio balance totaled $8,634,000, compared to $10,970,000 at year-end 2022. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. Foreclosed real estate as of March 31, 2023 and December 31, 2022 was $479,000.

Allowance for Credit Losses (ACL)

The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for credit losses. The Corporation records a provision for credit losses in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses.

The ACL on loans was $21,544,000 as of March 31, 2023 and $20,736,000 as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.31 percent as of March 31, 2023 and 1.27 percent as of December 31, 2022. As detailed in Note 1–Summary of Significant Accounting Policies, the ACL increased $927,000 at the adoption of CECL.

The ACL as a percentage of nonaccrual loans was 249.54 percent as of March 31, 2023 and 189.02 percent as of December 31, 2022. The ACL as a percentage of nonperforming assets was 236.44 percent as of March 31, 2023 and 181.12 percent as of December 31, 2022.

The ACL on unfunded commitments was $2,135,000 as of March 31, 2023 and $0 as of December 31, 2022. The Corporation recorded $246,000 of provision for credit losses on unfunded commitments for the three months ended March 31, 2023, compared to none in the prior year. Similar to the increase in ACL on loans, the increase in ACL and provision expense on unfunded commitments was related to the adoption of CECL.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2023, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $163,016,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $732,172,000. The Corporation’s loan-to-deposit ratio was 87.2 percent as of March 31, 2023, 84.0 percent as of December 31, 2022 and 72.9 percent as of March 31, 2022.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2023, totaled $743,146,000 and consisted of $653,200,000 in unfunded commitments under existing loan facilities, $69,026,000 to grant new loans and $20,920,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Critical Accounting Estimates

Disclosure of the Corporation’s significant accounting policies is included in Note 1 in the notes to the consolidated financial statements its December 31, 2022 Form 10-K. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. Management makes significant estimates in determining the allowance for credit loans. Subsequent to the adoption of ASC 326 in the first quarter of 2023, the Corporation’s accounting policy for ACL – loans is now as follows:

Allowance for credit losses – loans

The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These adjustments are commonly known as the Qualitative Framework.

In addition to the estimated quantitative credit loss for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results including loans in process.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans evaluated collectively for expected credit losses include loans on accrual status and loans initially evaluated individually but determined to not to have enhanced credit risk characteristics. The Corporation has identified the following portfolio segments:

•Commercial loans

•Commercial real estate – construction

•Commercial real estate – owner occupied

•Commercial real estate – non-owner occupied

•Residential real estate – construction

•Residential real estate – revolving

•Residential real estate – multi family

•Residential real estate – other

•Consumer loans

The Corporation measures the allowance for credit losses using the following methods.

• Loans are aggregated into pools based on similar risk characteristics.

• The Probability of Default (PD) and Loss Given Default (LGD) CECL model components are determined based on loss estimates driven by historical experience at the input level.

• The PD model component uses "through the economic cycle transition" matrices based on the Corporation’s and peer group historical loan and transaction data across each pool of loans.

• The LGD model component calculates a lifetime estimate across each pool of loans utilizing a nonparametric loss curve modeling approach.

• Reasonable and supportable forecasts are incorporated into the PD model component that are based on different economic forecasts and scenarios sourced from an external party. A future loss forecast over the reasonable and supportable forecast period is based on the projected performance of specific economic variables that statistically correlate with the PD and LGD pools. After the reasonable and supportable forecast period, loss estimates naturally revert to input-level reversion.

• Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

• A constant prepayment rate is calculated for each loan pool in the CECL model.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Loans are modified if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a modification may involve a reduction of the interest rate, forgiveness of principal, extension of the term of the loan, and/or other-than-insignificant payment delays.

Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments when appropriate.

To the extent actual outcomes differ from management’s estimates, additional provision for credit losses may be required that would impact the Corporation’s operating results.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at March 31, 2023.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,412	2.86%	(7.50)%
(100)	$(1,897)	(2.25)%	(7.50)%

+200	$5,000	5.93%	(15.00)%
(200)	$(4,225)	(5.01)%	(15.00)%

+300	$7,617	9.04%	(25.00)%
(300)	$(8,086)	(9.59)%	(25.00)%

+400	$10,268	12.18%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of March 31, 2023, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Effective January 1, 2023, the Corporation adopted ASC 326. The Corporation designed new controls and modified existing controls in conjunction with its adoption. These additional controls over financial reporting included controls over model creation and design, model governance and model assumptions, among others. There were no changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the risk factors set for below, there have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in the Corporation’s 2022 Form 10-K.

Risks Related to Recent Banking Industry Turmoil

The Corporation is exposed to the risk that when a bank or other financial institution experiences financial difficulties, there could be an adverse “contagion” impact on other banking institutions. The recent failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California during the first and second quarters of 2023 have caused an element of panic and uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. While the Corporation does not believe that the circumstances of these three failures are necessarily indicators of broader issues for concern with all other banks or with the banking system itself, the failures are likely to reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation and its PeoplesBank subsidiary. The Corporation will continue to closely monitor the ongoing events and volatility in the financial services industry, together with any responsive measures taken by the banking regulators to mitigate or manage the concerns of bank customers regarding FDIC deposit insurance coverage and the safety and soundness of community banks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Corporation’s Board of Directors approved a new Share Repurchase Program in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program are required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the new Program during the three months ended March 31, 2023.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

May 8, 2023	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

May 8, 2023	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)