Form 10-Q
period 2023-06-30
CODORUS VALLEY BANCORP INC
filed 2023-08-07
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 31, 2023, 9,611,110 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2023	2022
Assets
Interest bearing deposits with banks	$68,946	$99,777
Cash and due from banks	20,670	20,662
Total cash and cash equivalents	89,616	120,439
Securities, available-for-sale, at fair value (amortized cost $389,292 net of
allowance for credit losses of $0)	342,691	345,457
Restricted investment in bank stocks, at cost	3,917	955
Loans held for sale	428	154
Loans (net of deferred fees of $3,883 - 2023 and $3,813 - 2022)	1,681,688	1,632,857
Less-allowance for credit losses (1)	(20,681)	(20,736)
Net loans	1,661,007	1,612,121
Premises and equipment, net	19,672	21,136
Operating leases right-of-use assets	2,772	3,072
Goodwill	2,301	2,301
Other assets	93,313	89,417
Total assets	$2,215,717	$2,195,052

Liabilities
Deposits
Noninterest bearing	$408,290	$463,853
Interest bearing	1,474,383	1,479,366
Total deposits	1,882,673	1,943,219
Short-term borrowings	83,320	11,605
Long-term debt	11,535	11,550
Subordinate debentures - face amount $31,000 (less discount and debt
issuance cost of $196 at June 30, 2023 and $236 at December 31, 2022)	30,804	30,764
Operating leases liabilities	2,892	3,204
Allowance for credit losses on off-balance sheet credit exposures	2,089	0
Other liabilities	16,535	17,410
Total liabilities	2,029,848	2,017,752

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at June 30, 2023 and 0 at December 31, 2022	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,660 at June 30, 2023 and December 31, 2022;
and shares outstanding: 9,611,110 at June 30, 2023 and 9,581,230 at December 31, 2022	24,709	24,709
Additional paid-in capital	142,272	141,896
Retained earnings	60,532	52,146
Accumulated other comprehensive loss	(35,650)	(34,764)
Treasury stock shares outstanding, at cost: 272,550 shares at June 30, 2023
and 302,430 at December 31, 2022	(5,994)	(6,687)
Total shareholders' equity	185,869	177,300
Total liabilities and shareholders' equity	$2,215,717	$2,195,052

(1) Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income
Loans, including fees	$24,803	$16,788	$47,837	$32,469
Investment securities:
Taxable	2,492	1,732	4,949	3,012
Tax-exempt	99	105	200	204
Dividends	51	10	68	19
Other	545	648	1,229	876
Total interest income	27,990	19,283	54,283	36,580
Interest expense
Deposits	7,077	1,010	12,214	2,072
Federal funds purchased and other short-term borrowings	437	12	475	22
Long-term debt	30	83	58	188
Subordinated debentures	547	439	1,082	858
Total interest expense	8,091	1,544	13,829	3,140
Net interest income	19,899	17,739	40,454	33,440
(Recovery of) provision for credit losses - loans (1)	(31)	2,974	461	4,001
(Recovery of) provision for credit losses - off-balance sheet credit exposures (1)	(46)	0	200	0
Net interest income after (recovery of) provision for credit losses	19,976	14,765	39,793	29,439

Noninterest income
Trust and investment services fees	1,275	1,137	2,477	2,299
Income from mutual fund, annuity and insurance sales	323	345	692	675
Service charges on deposit accounts	1,541	1,368	3,026	2,650
Income from bank owned life insurance	329	308	651	619
Other income	587	532	1,449	951
(Loss) gain on sales of loans held for sale	(4)	221	6	579
Gain on sales of assets held for sale	0	0	118	0
Loss on sales of securities	0	0	(388)	0
Total noninterest income	4,051	3,911	8,031	7,773

Noninterest expense
Personnel	9,489	8,491	18,531	16,881
Occupancy of premises, net	880	922	1,858	1,901
Furniture and equipment	878	812	1,716	1,699
Professional and legal	379	1,055	846	1,914
Marketing	387	433	663	833
FDIC insurance	244	188	494	427
Debit card processing	432	385	910	767
Charitable donations	899	885	931	915
External data processing	1,043	1,018	2,053	1,839
(Recovery of) impaired loan carrying costs	(238)	157	(336)	295
Other	1,083	1,877	2,621	3,428
Total noninterest expense	15,476	16,223	30,287	30,899
Income before income taxes	8,551	2,453	17,537	6,313
Provision for income taxes	1,940	500	3,934	1,307
Net income	$6,611	$1,953	$13,603	$5,006
Net income per share, basic	$0.69	$0.20	$1.42	$0.53
Net income per share, diluted	$0.69	$0.20	$1.42	$0.52

(1) Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended
	June 30,
(dollars in thousands)	2023	2022
Net income	$6,611	$1,953
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $1,252 and $3,497, respectively)	(4,709)	(9,505)
Net unrealized loss	(4,709)	(9,505)
Comprehensive income (loss)	$1,902	$(7,552)

	Six months ended
	June 30,
(dollars in thousands)	2023	2022
Net income	$13,603	$5,006
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $363 and $7,163, respectively)	(1,183)	(23,298)
Reclassification adjustment for losses included in net income
(net of tax benefit of $91 and $0, respectively) (a) (b)	297	0
Net unrealized losses	(886)	(23,298)
Comprehensive income (loss)	$12,717	$(18,292)

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$13,603	$5,006
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/software amortization	1,176	1,260
Net amortization expense	(308)	(757)
Net change in operating lease liabilities	(312)	(305)
Provision for credit losses on off-balance sheet credit exposures	200	0
Provision for credit losses on loans	461	4,001
Provision for losses on foreclosed real estate	36	0
Deferred income tax expense	(667)	0
Increase in bank owned life insurance	(651)	(619)
Originations of loans held for sale	(2,110)	(15,121)
Proceeds from sales of loans held for sale	1,842	22,415
Gain on sales of loans held for sale	(6)	(579)
(Gain) loss on disposal of premises and equipment	(118)	9
Loss on sales of securities, available-for-sale	388	0
Stock-based compensation	730	497
Decrease (increase) in interest receivable	244	(369)
(Increase) decrease in other assets	(1,934)	617
Increase (decrease) in interest payable	490	(45)
Decrease in other liabilities	(1,566)	(663)
Net cash provided by operating activities	11,498	15,347
Cash flows from investing activities
Purchases of securities, available-for-sale	(19,211)	(126,719)
Maturities, repayments and calls of securities, available-for-sale	15,975	21,074
Sales of securities, available-for-sale	4,253	0
Purchase of restricted investment in bank stock	(5,362)	0
Redemption of restricted investment in bank stock	2,400	356
Net increase in loans made to customers	(49,808)	(67,870)
Proceeds from sale of commercial loans held for sale	1,336	10,298
Purchases of premises and equipment	(1,014)	(867)
Proceeds from sale of fixed assets	685	0
Net cash used in investing activities	(50,746)	(163,728)
Cash flows from financing activities
Net decrease in demand and savings deposits	(105,155)	(53,835)
Net increase (decrease) in time deposits	44,609	(50,355)
Net increase in short-term borrowings	71,715	3,488
Repayment of long-term debt	0	(10,000)
Net change in finance lease liabilities	(15)	(14)
Cash dividends paid to shareholders	(3,068)	(2,849)
Payment of taxes related to stock withheld	(139)	(70)
Treasury stock reissued	857	525
Treasury stock repurchased	0	(34)
Proceeds from issuance of stock, net	(379)	0
Net cash provided by (used in) financing activities	8,425	(113,144)
Net decrease in cash and cash equivalents	(30,823)	(261,525)
Cash and cash equivalents at beginning of year	120,439	545,494
Cash and cash equivalents at end of period	$89,616	$283,969

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2023	$24,709	$141,896	$52,146	$(34,764)	$(6,687)	$177,300
Cumulative change in adoption of accounting principle ASC 326 as discussed in Note 1			(2,149)			(2,149)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$24,709	$141,896	$49,997	$(34,764)	$(6,687)	$175,151
Net income			6,992			6,992
Other comprehensive income, net of tax				3,823		3,823
Cash dividends ($0.16 per share)			(1,533)			(1,533)
Stock-based compensation		454				454
Forfeiture of restricted stock and withheld shares - 8,039 shares		25			(164)	(139)
Issuance and reissuance of stock:
6,079 shares under the dividend reinvestment and stock purchase plan		15			137	152
3,131 shares under the employee stock option plan		(25)			71	46
11,816 shares of stock-based compensation awards		(267)			267	0
Balance, March 31, 2023	$24,709	$142,098	$55,456	$(30,941)	$(6,376)	$184,946
Balance, April 1, 2023	$24,709	$142,098	$55,456	$(30,941)	$(6,376)	$184,946
Net income			6,611			6,611
Other comprehensive loss, net of tax				(4,709)		(4,709)
Cash dividends ($0.16 per share)			(1,535)			(1,535)
Stock-based compensation		276				276
Issuance and reissuance of stock:
9,021 shares under the dividend reinvestment and stock purchase plan		(55)			204	149
7,872 shares under employee stock purchase plan		(47)			178	131
Balance, June 30, 2023	$24,709	$142,272	$60,532	$(35,650)	$(5,994)	$185,869
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			3,053			3,053
Other comprehensive loss, net of tax				(13,793)		(13,793)
Cash dividends ($0.15 per share)			(1,421)			(1,421)
Stock-based compensation		289				289
Repurchased stock - 1,535 shares					(34)	(34)
Withheld stock - 3,177 shares					(70)	(70)
Issuance and reissuance of stock:
6,734 shares under the dividend reinvestment and stock purchase plan		20			126	146
3,137 shares under the employee stock option plan		(15)			59	44
50,559 shares of stock-based compensation awards		(952)			952	0
Balance, March 31, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Balance, April 1, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Net income			1,953			1,953
Other comprehensive income, net of tax				(9,505)		(9,505)
Cash dividends ($0.15 per share)			(1,428)			(1,428)
Stock-based compensation		208				208
Forfeiture of restricted stock and withheld shares		91			(91)	0
Issuance and reissuance of stock:
6,348 shares under the dividend reinvestment and stock purchase plan		22			120	142
5,769 shares under the stock option plan		(48)			109	61
7,223 shares under employee stock purchase plan		(4)			136	132
Balance, June 30, 2022	$24,708	$141,678	$39,926	$(23,462)	$(7,568)	$175,282

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of June 30, 2023, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended June 30, 2023. The accounts of CVB Statutory Trust No. I and No. II are not included in the consolidated financial statements as discussed in Note 6—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2023 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $1.4 million as of June 30, 2023, is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable totaled $5.0 million at June 30, 2023 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The loans receivable portfolio is disaggregated into segments. The segments include commercial, commercial real estate – construction, commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate – construction, residential real estate – revolving, residential real estate – multi family, residential real estate - other, and consumer loans.

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

Loans that do not share similar risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at June 30, 2023 consisted of a banking property totaling $1,269,000 and is included in other assets on the Consolidated Balance Sheets. The balance of $567,000 at December 31, 2022 consisted of one retail banking property, which closed in the second quarter of 2022. Bank premises and equipment designated as held for sale is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2023 there was $442,000 of foreclosed commercial real estate compared to $479,000 at December 31, 2022. As of June 30, 2023, there was $241,000 consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $124,000 as of December 31, 2022.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. An independent third party firm calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2023, the balance of residential mortgage loans serviced for third parties was $52,982,000 compared to $55,708,000 at December 31, 2022.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Amortized cost:
Balance at beginning of period	$258	$345	$279	$380
Originations of mortgage servicing rights	0	1	0	6
Amortization expense	(10)	(31)	(31)	(71)
Balance at end of period	$248	$315	$248	$315

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$6,611	$1,953	$13,603	$5,006

Weighted average shares outstanding (basic)	9,600	9,532	9,593	9,509
Effect of dilutive stock options	10	33	19	32
Weighted average shares outstanding (diluted)	9,610	9,565	9,612	9,541

Basic earnings per share	$0.69	$0.20	$1.42	$0.53
Diluted earnings per share	$0.69	$0.20	$1.42	$0.52

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2023	2022
Cash paid during the period for:
Income taxes	$6,310	$393
Interest	$13,339	$3,184

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$479
Transfer of loans to held for sale	$2,018	$16,617
Initial recognition of operating lease right-of-use assets	$0	$2,061
Initial recognition of operating lease liabilities	$0	$2,061

Recent Accounting Pronouncements

Pronouncements Adopted in 2023

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a net decrease to retained earnings of $2.1 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $927,000 increase to ACL for loans, a $1.9 million increase in the ACL for unfunded commitments and a $667,000 increase in deferred tax assets.

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

Note 2 – Securities

A summary of securities available-for-sale at June 30, 2023 and December 31, 2022 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof, investments in the obligations of states and municipalities and selected corporate securities, including subordinated debt. At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Allowance for	Gross Unrealized		Fair
(dollars in thousands)	Cost	Credit Losses	Gains	Losses	Value
June 30, 2023
Debt securities:
U.S. Treasury notes	$19,765	$0	$0	$(652)	$19,113
U.S. agency	14,004	0	0	(1,399)	12,605
U.S. agency mortgage-backed, residential	282,728	0	12	(32,934)	249,806
State and municipal	35,082	0	41	(5,565)	29,558
Corporates	37,713	0	0	(6,104)	31,609

Total debt securities	$389,292	$0	$53	$(46,654)	$342,691

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2022
Debt securities:
U.S. Treasury notes	$19,688	$0	$(588)	$19,100
U.S. agency	12,750	0	(1,470)	11,280
U.S. agency mortgage-backed, residential	283,436	43	(33,377)	250,102
State and municipal	35,517	37	(6,155)	29,399
Corporates	39,531	0	(3,955)	35,576
Total debt securities	$390,922	$80	$(45,545)	$345,457

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds	$0	$0	$4,253	$0
Gross gains	0	0	0	0
Gross losses	0	0	(388)	0
Tax benefit	0	0	91	0

The amortized cost and estimated fair value of debt securities at June 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,821	$2,757
Due after one year through five years	118,527	110,451
Due after five years through ten years	224,397	192,490
Due after ten years	43,547	36,993
Total debt securities	$389,292	$342,691

Investment securities having a carrying value of $185,776,000 and $204,887,000 on June 30, 2023 and December 31, 2022, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, at June 30, 2023 and December 31, 2022.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2023
Debt securities:
U.S. Treasury notes	3	$14,359	$(469)	1	$4,754	$(183)	4	$19,113	$(652)
U.S. agency	4	3,450	(54)	8	9,155	(1,345)	12	12,605	(1,399)
U.S. agency mortgage-backed, residential	82	69,911	(2,411)	157	177,137	(30,523)	239	247,048	(32,934)
State and municipal	5	1,635	(42)	33	25,719	(5,523)	38	27,354	(5,565)
Corporates	4	3,808	(386)	27	26,301	(5,718)	31	30,109	(6,104)
Total temporarily impaired debt
securities, available-for-sale	98	$93,163	$(3,362)	226	$243,066	$(43,292)	324	$336,229	$(46,654)
December 31, 2022
Debt securities:
U.S. Treasury notes	4	$19,100	$(588)	0	$0	$0	4	$19,100	$(588)
U.S. agency	7	$7,594	$(656)	3	$3,685	$(814)	10	$11,279	$(1,470)
U.S. agency mortgage-backed, residential	147	140,409	(11,071)	72	102,061	(22,284)	219	242,470	(33,355)
State and municipal	6	2,334	(210)	35	25,121	(5,945)	41	27,455	(6,155)
Corporates	11	11,610	(831)	20	20,665	(3,124)	31	32,275	(3,955)
Total temporarily impaired debt
securities, available-for-sale	175	$181,047	$(13,356)	130	$151,532	$(32,167)	305	$332,579	$(45,523)

Securities available-for-sale are analyzed quarterly for impairment. The analysis considers, among other factors: 1) whether the Corporation has the intent to sell its securities prior to market recovery or maturity; 2) whether it is more likely than not that the Corporation will be required to sell its securities prior to market recovery or maturity; 3) default rates/history by security type; 4) third-party securities ratings; 5) third-party guarantees; 6) subordination; 7) payment delinquencies; 8) nature of the issuer; and 9) current financial news.

As of June 30, 2023, the Corporation’s security portfolio consisted of 331 securities, 324 of which were in an unrealized loss position. Through June 30, 2023 the Corporation has collected all interest and principal on its investment securities as scheduled. The majority of the unrealized losses are related to the Corporation’s mortgage-backed securities, as discussed below:

Mortgage-Backed Securities

At June 30, 2023, 100% of the mortgage-baked securities held by the Corporation were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to have credit impairment at June 30, 2023.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2023 and December 31, 2022, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2023 and 2022. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2023 and 2022.

Note 4—Loans and Allowance for Credit Losses

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. This change replaced the incurred loss model with a lifetime expected credit loss model.

At adoption, the Corporation changed the way the loan portfolio is segmented and now segments the portfolio based on collateral using federal call code targeting similar risk characteristics. Previously the Corporation segmented the loan portfolio based on industry. Management selected national civilian unemployment rates, housing price index and real gross domestic product (GDP) as the drivers of the quantitative portion of the collectively evaluated reserves. These third party supplied economic driver forecasts are updated within the model quarterly to calculate expected life and related loan default rates.

Loans that do not share similar risk characteristics are evaluated in an individual basis and are excluded from the quantitative calculations for the ACL. Loans that are individually evaluated under CECL will include loans in nonaccrual status and may include accruing loans that do not share similar risk characteristics within the evaluation. All individually evaluated loans in the current period were in nonaccrual status.

The ACL also includes a qualitative adjustment for risk factors that are not considered within the quantitative component or where the Company’s risk factors differ from the utilized peer data. Management may consider additional or reduced reserves to be warranted based on current and expected conditions. During the current quarter factors that were considered relevant by management in determining expected credit losses beyond the qualitative assessment include changes in:

•Differences in lending policies, procedures, underwriting standards, charge off and recovery practices;

•Changes in the nature and volume of the portfolio and terms of loans;

•Changes in the experience, depth, and ability of lending management;

•Delinquency trends;

•Quality of the loan review system;

•Value of underlying collateral;

•Existance and effect of concentrations of credit and changes in the levels of such concentrations; and

•The effect of other external factors including legal, competition, local economic and their impact on credit losses.

The qualitative adjustments and projected impact are reviewed and considered by the Company’s Chief Credit Officer in discussion with the appropriate finance and executive personnel. While multiple areas of risk beyond the quantitative risk have been identified within the model, no changes were considered warranted in the allocated reserve ratios within the current quarter.

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2023. The portfolio is comprised of nine segments, commercial, commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied, residential real estate construction, residential real estate revolving, residential real estate multi family, residential real estate other and consumer as presented in the table below. Certain portfolio segments are further disaggregated for the purpose of estimating credit losses. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total
(dollars in thousands)	2023	Loans
Commercial loans	$169,384	10.0
Commercial real estate:
Construction	177,995	10.6
Owner occupied	343,850	20.4
Non-owner occupied	458,388	27.3
Residential real estate:
Construction	27,961	1.7
Revolving	102,674	6.1
Multi family	123,823	7.4
Other	264,314	15.7
Consumer	13,299	0.8
Gross Loans	1,681,688	100.0
Less: Allowance for credit losses	20,681
Net Loans	$1,661,007

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

The following tables presents the activity in the allowance for credit losses by segment as of and for the three and six months ended June 30, 2023.

(dollars in thousands)	Balance, April 1, 2023	Impact of adopting ASC 326	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, June 30, 2023

Commercial loans	$3,697	$0	$305	$(994)	$33	$3,041
Commercial real estate:
Construction	3,539	0	3	0	0	3,542
Owner occupied	3,956	0	(86)	0	7	3,877
Non-owner occupied	6,168	0	(43)	0	0	6,125
Residential real estate:
Construction	79	0	14	0	0	93
Revolving	641	0	(298)	0	133	476
Multi family	1,424	0	483	0	0	1,907
Other	1,859	0	(416)	0	5	1,448
Consumer	181	0	7	(20)	4	172
Total	$21,544	$0	$(31)	$(1,014)	$182	$20,681

(dollars in thousands)	Balance, January 1, 2023	Impact of adopting ASC 326	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, June 30, 2023

Commercial loans	$4,783	$(235)	$(598)	$(1,058)	$149	$3,041
Commercial real estate:
Construction	1,829	1,121	592	0	0	3,542
Owner occupied	4,341	(69)	248	(683)	40	3,877
Non-owner occupied	6,387	(468)	206	0	0	6,125
Residential real estate:
Construction	230	(144)	7	0	0	93
Revolving	417	192	(239)	(27)	133	476
Multi family	1,205	194	508	0	0	1,907
Other	1,511	169	(250)	0	18	1,448
Consumer	33	167	(13)	(24)	9	172
Total	$20,736	$927	$461	$(1,792)	$349	$20,681

The following table presents the activity in and the composition of the allowance for loan losses in accordance with previously applicable GAAP by loan segment and class detail as of and for the three and six months ended June 30, 2022.

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

Non-accrual Loans

The table below presents a summary of non-accrual loans at June 30, 2023. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, individually evaluated consumer related loans are partially or fully charged-off eliminating the need for specific allowance. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With a	Without a	Related	Interest Income
(dollars in thousands)	Related Allowance	Related Allowance	Allowance	Three months ended	Six months ended
June 30, 2023
Commercial loans	$1,727	$4,354	$1,172	$0	$245
Commercial real estate:
Construction	0	42	0	0	107
Owner occupied	0	2,124	0	11	53
Non-owner occupied	0	54	0	0	0
Residential real estate:
Construction	0	0	0	36	36
Revolving	0	484	0	20	27
Multi family	0	0	0	0	0
Other	0	845	0	38	38
Consumer	0	0	0	0	0
Total	$1,727	$7,903	$1,172	$105	$506

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

The tables below presents a summary of average impaired loans and related interest income that was included for the three and six months ended June 30, 2022. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended June 30, 2022
Builder & developer	$986	$0	$760	$0	$1,746	$0
Commercial real estate investor	3,153	14	0	0	3,153	14
Residential real estate investor	466	0	107	0	573	0
Hotel/Motel	6,037	0	0	0	6,037	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,495	16	0	0	4,495	16
Agriculture	1,409	315	374	0	1,783	315
Service	0	0	486	0	486	0
Other commercial	181	62	4,243	0	4,424	62
Total impaired commercial related loans	16,727	407	5,970	0	22,697	407
Residential mortgage	468	7	559	8	1,027	15
Home equity	467	27	0	0	467	27
Other consumer	90	0	0	0	90	0
Total impaired consumer related loans	1,025	34	559	8	1,584	42
Total impaired loans	$17,752	$441	$6,529	$8	$24,281	$449

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Six months ended June 30, 2022
Builder & developer	$988	$0	$507	$0	$1,495	$0
Commercial real estate investor	3,047	14	626	0	3,673	14
Residential real estate investor	404	23	72	0	476	23
Hotel/Motel	8,090	0	0	0	8,090	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,705	37	0	0	4,705	37
Agriculture	1,842	501	779	0	2,621	501
Service	0	0	647	0	647	0
Other commercial	1,328	177	3,412	0	4,740	177
Total impaired commercial related loans	20,404	752	6,043	0	26,447	752
Residential mortgage	333	7	372	8	705	15
Home equity	457	27	0	0	457	27
Other consumer	91	0	0	0	91	0
Total impaired consumer related loans	881	34	372	8	1,253	42
Total impaired loans	$21,285	$786	$6,415	$8	$27,700	$794

As of June 30, 2023 and December 31, 2022, there were approximately $7,900,000 and $9,400,000, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair value of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific allowance was considered to be necessary.

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

Asset Quality

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer and residential mortgage loans, the bank follows the Uniform Retail Credit Classification guidance. Commercial loans up to $500,000 may be scored using a third-party credit scoring software model for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings within the Watch, Criticized and Classified categories are generally performed by the Watch and Special Asset Committees, which includes senior management. The Committees, which typically meet at least quarterly, make changes, as appropriate, to these risk ratings. In addition to review by the Committees, existing loans are monitored by the primary loan officer and loan portfolio risk management officer to determine if any changes, upward or downward, in risk ratings are appropriate. Primary loan officers may recommend a change to a risk rating and internal loan review officers may downgrade existing loans, except to non-accrual status. Only the President/CEO or CFO may approve a downgrade of a loan to non-accrual status. The Special Asset Committee or President/CEO may upgrade a loan that is criticized or classified.

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
							Revolving Loans	converted to Term
							Amortized Cost	Loans Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Basis	Cost Basis	Total
Commercial loans
Pass	$11,432	$45,118	$17,630	$5,281	$11,451	$13,426	$44,720	$0	$149,058
Special Mention	0	431	2,148	0	595	147	2,480	0	5,801
Substandard	0	256	962	0	31	1,209	5,986	0	8,444
Nonaccrual	0	2,443	618	0	637	0	2,383	0	6,081
Total	11,432	48,248	21,358	5,281	12,714	14,782	55,569	0	169,384
Gross charge-offs	0	(26)	0	(15)	0	(968)	(49)	0	(1,058)

Commercial real estate:
Construction
Pass	$31,026	$67,244	$44,868	$14,418	$8,055	$8,572	$0	$0	$174,183
Special Mention	0	577	0	1,693	0	0	1,500	0	3,770
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	42	0	0	42
Total	31,026	67,821	44,868	16,111	8,055	8,631	1,483	0	177,995
Gross charge-offs	0	0	0	0	0	0	0	0	0

Owner occupied
Pass	$24,110	$61,416	$71,217	$25,071	$35,182	$97,614	$11,805	$0	$326,415
Special Mention	0	0	0	2,391	0	4,741	0	0	7,132
Substandard	250	0	1,286	0	0	6,369	274	0	8,179
Nonaccrual	0	0	1,855	0	0	269	0	0	2,124
Total	24,360	61,416	74,358	27,462	35,182	108,993	12,079	0	343,850
Gross charge-offs	0	0	0	0	0	(683)	0	0	(683)

Non-owner occupied
Pass	$26,642	$120,462	$106,635	$63,632	$11,683	$121,079	$1,544	$0	$451,677
Special Mention	0	0	0	0	0	960	0	0	960
Substandard	0	0	0	0	0	5,697	0	0	5,697
Nonaccrual	0	0	0	54	0	0	0	0	54
Total	26,642	120,462	106,635	63,686	11,683	127,736	1,544	0	458,388
Gross charge-offs	0	0	0	0	0	0	0	0	0

Residential real estate:
Construction
Pass	$6,872	$11,935	$2,873	$709	$1,569	$1,216	$2,787	$0	$27,961
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	6,872	11,935	2,873	709	1,569	1,216	2,787	0	27,961
Gross charge-offs	0	0	0	0	0	0	0	0	0

Revolving
Pass	$7,847	$17,118	$1,424	$347	$671	$2,720	$71,973	$0	$102,100
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	90	0	90
Nonaccrual	0	0	0	0	0	0	484	0	484
Total	7,847	17,118	1,424	347	671	2,720	72,547	0	102,674
Gross charge-offs	0	0	0	0	0	(8)	(19)	0	(27)

Multi family
Pass	$5,133	$26,899	$33,242	$19,764	$24,102	$13,779	$904	$0	$123,823
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	5,133	26,899	33,242	19,764	24,102	13,779	904	0	123,823
Gross charge-offs	0	0	0	0	0	0	0	0	0

Other
Pass	$36,768	$63,554	$43,758	$39,264	$18,597	$59,694	$414	$0	$262,049
Special Mention	0	0	0	53	0	1,022	42	0	1,117
Substandard	0	0	0	131	0	172	0	0	303
Nonaccrual	0	0	296	0	0	549	0	0	845
Total	36,768	63,554	44,054	39,448	18,597	61,437	456	0	264,314
Gross charge-offs	0	0	0	0	0	0	0	0	0

Consumer
Pass	$2,892	$4,162	$1,950	$239	$143	$329	$3,584	$0	$13,299
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	2,892	4,162	1,950	239	143	329	3,584	0	13,299
Gross charge-offs	0	0	0	(2)	0	(1)	(21)	0	(24)

Total Loans
Pass	$152,722	$417,908	$323,597	$168,725	$111,453	$318,446	$137,714	$0	$1,630,565
Special Mention	0	1,008	2,148	4,137	595	6,870	4,022	0	18,780
Substandard	250	256	2,248	131	31	13,447	6,350	0	22,713
Nonaccrual	0	2,443	2,769	54	637	860	2,867	0	9,630
Total	152,972	421,615	330,762	173,047	112,716	339,623	150,953	0	1,681,688

Total Gross Charge-Offs	$0	$(26)	$0	$(17)	$0	$(1,660)	$(89)	$0	$(1,792)

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2022
Builder & developer	$124,572	$1,010	$972	$1,773	$128,327
Commercial real estate investor	367,144	0	0	222	367,366
Residential real estate investor	262,406	0	0	856	263,262
Hotel/Motel	89,710	0	4,761	0	94,471
Wholesale & retail	59,930	56	686	0	60,672
Manufacturing	81,552	1,444	632	2,965	86,593
Agriculture	87,896	2,260	381	912	91,449
Service	68,373	384	4,337	0	73,094
Other	192,194	4,934	8,552	3,436	209,116
Total commercial related loans	1,333,777	10,088	20,321	10,164	1,374,350
Residential mortgage	134,850	0	141	349	135,340
Home equity	97,573	0	0	457	98,030
Other	25,137	0	0	0	25,137
Total consumer related loans	257,560	0	141	806	258,507
Total loans	$1,591,337	$10,088	$20,462	$10,970	$1,632,857

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by class segment at June 30, 2023.

			≥ 90 Days		Total Past
	30-59 Days	60-89 Days	Past Due		Due and
(dollars in thousands)	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total Loans
June 30, 2023
Commercial loans	$10	$0	$0	$6,081	$6,091	$163,293	$169,384
Commercial real estate:
Construction	309	0	1,693	42	2,044	175,951	177,995
Owner occupied	425	0	0	2,124	2,549	341,301	343,850
Non-owner occupied	0	155	0	54	209	458,179	458,388
Residential real estate:
Construction	0	0	0	0	0	27,961	27,961
Revolving	799	0	0	484	1,283	101,391	102,674
Multi family	0	0	0	0	0	123,823	123,823
Other	0	0	0	845	845	263,469	264,314
Consumer	7	0	0	0	7	13,292	13,299
Total	$1,550	$155	$1,693	$9,630	$13,028	$1,668,660	$1,681,688

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

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, lodging, agriculture land, and vacant land. At June 30, 2023 collateral dependent loans totaled $9,600,000.

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

The following table presents the amortized costs basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the prior 3 months, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Term
(dollars in thousands)	Extension	Total Loan Class
June 30, 2023
Commercial loans	$831	$0.49%
Commercial real estate:
Owner occupied	1,855	0.54
Total	$2,686	$0.16%

The following table presents the amortized costs basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the prior 6 months, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Term	Interest Rate
(dollars in thousands)	Extension	Reduction	Total Loan Class
June 30, 2023
Commercial loans	$1,707	$2,074	2.23%
Commercial real estate:
Owner occupied	1,855	0	0.54
Total	$3,562	$2,074	0.34%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2023:

Weighted-Average
(dollars in thousands)	Term Extension (months)
June 30, 2023
Commercial loans	4
Commercial real estate:
Owner occupied	4

The Corporation has not committed to lend additional amounts to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

	Weighted-Average	Weighted-Average
	Interest Rate	Interest Rate	Weighted-Average
(dollars in thousands)	Reduction	Reduction Range	Term Extension (months)
June 30, 2023
Commercial loans	3.15%	3.15-3.15%	8
Commercial real estate:
Owner occupied	0	0	8

The Corporation has committed to lend additional amounts totaling $23,000 to the borrowers included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last three and six months were past due or had a payment default at June 30, 2023.

Note 5—Deposits

The composition of deposits as of June 30, 2023 and December 31, 2022 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $190,000 at June 30, 2023, compared to $122,000 at December 31, 2022.

	June 30,	December 31,
(dollars in thousands)	2023	2022
Noninterest bearing demand	$408,290	$463,853
Interest bearing demand	271,263	289,298
Money market	628,318	646,702
Savings	148,054	161,228
Time deposits less than $100	221,779	210,331
Time deposits $100 to $250	139,443	123,002
Time deposits $250 or more	65,526	48,805
Total deposits	$1,882,673	$1,943,219

Note 6—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2023, the balance of securities sold under agreements to repurchase was $13,320,000 compared to $11,605,000 at December 31, 2022. At June 30, 2023, the balance of other short-term borrowing was $70,000,000 compared to $0 at December 31, 2022. Short-term borrowings at June 30, 2023 consisted of FHLB Open Repo Line of Credit advances at a variable rate. The rate at June 30, 2023 was 5.394 percent.

The following table presents a summary of long-term debt as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
(dollars in thousands)	2023	2022
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 7.57%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 6.80% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,804	30,764
Total junior subordinated debt	$41,114	$41,074
Lease obligations included in long-term debt:
Finance lease liabilities	1,225	1,240
Total long-term debt	$42,339	$42,314

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

The components of lease expense were as follows:

	Three months ended
	June 30,
(dollars in thousands)	2023	2022
Operating lease cost	$174	$195

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	11	12
Total finance lease cost	$23	$24

Total lease cost	$197	$219

	Six months ended
	June 30,
(dollars in thousands)	2023	2022
Operating lease cost	$348	$391

Finance lease cost:
Amortization of right-of-use assets	$24	$24
Interest on lease liability	22	24
Total finance lease cost	$46	$48

Total lease cost	$394	$439

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30,
	2023	2022
Operating cash flows from operating leases	$359	$346
Operating cash flows from financing leases	23	24
Financing cash flows from financing leases	15	14

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0	2,061
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Assets:
Operating leases right-of-use assets	$2,772	$3,072
Finance leases assets	970	994
Total lease assets	$3,742	$4,066

Liabilities:
Operating	$2,892	$3,204
Financing	1,225	1,240
Total lease liabilities	$4,117	$4,444

Weighted Average Remaining Lease Term (years)
Operating leases	6.7	6.9
Finance leases	20.7	21.2

Weighted Average Discount Rate
Operating leases	2.10%	2.14%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands:)	June 30, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2023	$343	$38
2024	638	75
2025	430	79
2026	324	80
2027	314	80
Thereafter	1,037	1,428
Total lease payments	3,086	1,780
Less imputed interest	(194)	(555)
Total	$2,892	$1,225

(dollars in thousands:)	December 31, 2022
Year Ending December 31,	Operating Leases	Finance Leases
2023	$701	$75
2024	638	75
2025	417	79
2026	324	80
2027	314	80
Thereafter	1,036	1,429
Total lease payments	3,430	1,818
Less imputed interest	(226)	(578)
Total	$3,204	$1,240

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

Banks are also subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure of a bank to meet capital requirements can cause bank regulators to initiate certain regulatory actions.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of June 30, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below sets for the Corporation’s and PeoplesBank’s capital positive relative to its respective regulatory capital requirements at June 30, 2023 and December 31, 2022.

					To Be Well Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual (1)		Adequacy Purposes (2) (3)		Provisions (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2023
Capital ratios:
Common equity Tier 1	$218,994	12.37%	$123,897	7.00%	$	n/a	n/a	%
Tier 1 risk based	228,994	12.94	150,447	8.50		n/a	n/a
Total risk based	280,459	15.85	185,846	10.50		n/a	n/a
Leverage	228,994	10.38	88,207	4.00		n/a	n/a

at December 31, 2022
Capital ratios:
Common equity Tier 1	$209,540	12.04%	$121,871	7.00%	$	n/a	n/a	%
Tier 1 risk based	219,540	12.61	147,986	8.50		n/a	n/a
Total risk based	271,040	15.57	182,806	10.50		n/a	n/a
Leverage	219,540	9.77	89,863	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2023
Capital ratios:
Common equity Tier 1	$255,998	14.49%	$123,666	7.00%		$114,833	6.50%
Tier 1 risk based	255,998	14.49	150,166	8.50		141,333	8.00
Total risk based	276,679	15.66	185,499	10.50		176,666	10.00
Leverage	255,998	11.63	88,076	4.00		110,095	5.00

at December 31, 2022
Capital ratios:
Common equity Tier 1	$245,896	14.15%	$121,667	7.00%		$112,976	6.50%
Tier 1 risk based	245,896	14.15	147,738	8.50		139,048	8.00
Total risk based	266,632	15.34	182,500	10.50		173,810	10.00
Leverage	245,896	10.96	89,705	4.00		112,131	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) The Corporation is currently not subject to the regulatory capital requirements imposed by Basel III on bank holding companies because the Corporation's consolidated assets did not exceed $3.0 billion as of June 30, 2023 and therefore qualified as a small bank holding company.

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

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2023. Under the approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during the three and six months ended June 30, 2023.

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

In addition, the Corporation may be involved in legal proceedings in the form of investigations or regulatory or governmental inquiries covering a range of possible issues. These could be specific to the Corporation, or part of more wide-spread inquires by regulatory authorities. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation and could result in fines, penalties, restitution, or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices.

Management believes that any liabilities, individually or in the aggregate, that may result from the final outcomes of pending or threatened legal proceedings will not have a material adverse effect on the financial condition of the Corporation or upon its results of operations.

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $18,101,000 of standby letters of credit outstanding on June 30, 2023, compared to $23,601,000 on December 31, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2023 and December 31, 2022, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2023
Securities available-for-sale:
U.S. Treasury notes	$19,113	$19,113	$0	$0
U.S. agency	12,605	0	12,605	0
U.S. agency mortgage-backed, residential	249,806	0	249,806	0
State and municipal	29,558	0	29,558	0
Corporates	31,609	0	31,609	0
Other assets:
Loan-level interest rate swaps	81	0	81	0

December 31, 2022
Securities available-for-sale:
U.S. Treasury notes	$19,100	$19,100	$0	$0
U.S. agency	$11,280	$0	$11,280	$0
U.S. agency mortgage-backed, residential	250,102	0	250,102	0
State and municipal	29,399	0	29,399	0
Corporates	35,576	0	35,576	0
Other assets:
Loan-level interest rate swaps	8	0	8	0

Assets Measured at Fair Value on a Nonrecurring Basis

Individually evaluated loans

Individually evaluated loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At June 30, 2023, the fair value of individually evaluated loans with a valuation allowance or partial charge-off was $1,560,000, net of valuation allowances of $1,172,000 and charge-offs of $584,000.  At December 31, 2022 the fair value of impaired loans with a valuation allowance or charge-off was $2,742,000, net of valuation allowances of $2,484,000 and charge-offs of $1,916,000.

Foreclosed real estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2023 the fair value of foreclosed real estate assets was $442,000, net of a write-down down of $525,000. At December 31, 2022 the fair value of foreclosed real estate assets was $479,000, net of a write-down of $488,000.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2023
Individually evaluated commercial loans	$1,493	$0	$0	$1,493
Individually evaluated residential real estate:
Individually evaluated other	67	0	0	67
Impaired other real estate owned	442	0	0	442

December 31, 2022
Impaired builder & developer loans	$1,194	$0	$0	$1,194
Impaired residential real estate investor loans	57	0	0	57
Impaired agriculture loans	228	0	0	228
Impaired manufacture loans	150	0	0	150
Impaired other loans	1,114	0	0	1,114
Impaired other real estate owned	479	0	0	479

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2023
Individually evaluated commercial loans	$1,072	Appraisal (1)	Appraisal adjustments (2)	7%-9%	8%
Individually evaluated residential real estate:
Individually evaluated other	67	Appraisal (1)	Appraisal adjustments (2)	16%-16%	16%
Individually evaluated commercial loans	421	Business asset valuation (3)	Business asset valuation adjustments (4)	0%-48%	48%
Impaired other real estate owned	442	Appraisal (1)	Appraisal adjustments (2)	20%-25%	22%

December 31, 2022
Impaired builder & developer loans	$1,194	Appraisal (1)	Appraisal adjustments (2)	2%-22%	5%
Impaired residential real estate investor loans	57	Appraisal (1)	Appraisal adjustments (2)	6%-10%	8%
Impaired agriculture loans	228	Appraisal (1)	Appraisal adjustments (2)	5%-13%	9%
Impaired manufacturer loans	150	Appraisal (1)	Appraisal adjustments (2)	67%-67%	67%
Impaired other loans	1,114	Appraisal (1)	Appraisal adjustments (2)	0%-25%	5%
Impaired other real estate owned	479	Appraisal (1)	Appraisal adjustments (2)	0%-25%	22%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2023 and December 31, 2022.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2023
Financial assets
Cash and cash equivalents	$89,616	$89,616	$89,616	$0	$0
Securities available-for-sale	342,691	342,691	19,113	323,578	0
Restricted investment in bank stocks	3,917	N/A	N/A	N/A	N/A
Loans held for sale	428	466	0	466	0
Loans, net	1,661,007	1,559,773	0	0	1,559,773
Interest receivable	6,380	6,380	0	1,362	5,018

Financial liabilities
Deposits	$1,882,673	$1,874,692	$0	$1,874,692	$0
Short-term borrowings	83,320	83,320	0	83,320	0
Long-term debt (1)	10,310	8,993	0	0	8,993
Subordinated debentures	30,804	28,219	0	28,219	0
Interest payable	982	982	0	982	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2022
Financial assets
Cash and cash equivalents	$120,439	$120,439	$120,439	$0	$0
Securities available-for-sale	345,457	345,457	19,100	326,357	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	154	157	0	157	0
Loans, net	1,612,121	1,503,440	0	0	1,503,440
Interest receivable	6,624	6,624	0	948	5,676

Financial liabilities
Deposits	$1,943,219	$1,932,689	$0	$1,932,689	$0
Short-term borrowings	11,605	11,605	0	11,605	0
Long-term debt (1)	10,310	10,165	0	0	10,165
Subordinated debentures	30,764	29,145	0	29,145	0
Interest payable	492	492	0	492	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
June 30, 2023
Repurchase Agreements	$13,320	$0	$13,320	$(12,987)	$0	$0	$333

December 31, 2022
Repurchase Agreements	$11,605	$0	$11,605	$(13,767)	$0	$0	$(2,162)

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

The fair value and notional amount related to loan-level interest rate swaps are presented below:

	June 30, 2023		December 31, 2022
	Notional	Asset (Liability)	Notional	Asset (Liability)
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap with Customers
Positive Fair Values	$25,232	$81	$5,992	$0
Interest Rate Swaps with Counterparties
Negative Fair Values	$25,232	$(81)	$5,992	$0

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	June 30, 2023	December 31, 2022
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$81	$8
Gross amounts offset	81	8
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Cash Collateral	$0	$0
Net amounts	$0	$0

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

• changes in deposit flows, the cost of funds, demand for loan products and the demand for financial services;

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

For a discussion of other risks and uncertainties that could affect the Corporation, please refer to the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K for the year-ended December 31, 2022, and in its current and periodic reports that are, or will be, filed with the Securities and Exchange Commission (“SEC”) and available on the SEC’s website at www.sec.gov or in the Investor Relations section of the Corporation’s website at www.peoplesbanknet.com. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statement to reflect new information, events occurring after the date of this Form 10-Q or otherwise.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for credit losses which requires management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. For this Form 10-Q, there were material changes made to the Corporation’s critical accounting policies, which were described in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022 below.

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a net decrease to retained earnings of $2,100,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $927,000 increase to the allowance for credit losses for loans, a $1,900,000 increase in the allowance for credit losses for unfunded commitments and a $667,000 increase in deferred tax assets.

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

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

The schedule below presents selected performance metrics for the second quarter of both 2023 and 2022.

	Three months ended
	June 30,
	2023	2022
Basic earnings per share	$0.69	$0.20
Diluted earnings per share	$0.69	$0.20
Cash dividend payout ratio	23.22%	73.17%
Return on average assets	1.22%	0.34%
Return on average equity	14.17%	4.31%
Net interest margin (tax equivalent basis)	3.81%	3.18%
Net overhead ratio	2.10%	2.11%
Efficiency ratio	64.19%	74.43%
Average equity to average assets	8.58%	7.78%

The Corporation’s net income (earnings) was $6,611,000 for the quarter ended June 30, 2023, as compared to $1,953,000 for the quarter ended June 30, 2022, an increase of $4,658,000 or 239 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2023 was $19,899,000, an increase of $2,160,000 or 12 percent compared to net interest income of $17,739,000 for the second quarter 2022.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.81 percent for the second quarter 2023 compared to 3.18 percent for the second quarter 2022. The net interest margin expansion was primarily the result of higher rates on commercial loans. Net interest margin also benefited from higher rates on interest bearing deposits with banks and investment securities. Higher rates on interest bearing demand deposits and time deposits partially offset the margin expansion.

Total interest income for the second quarter 2023 totaled $27,990,000, an increase of $8,707,000 or 45 percent above the amount of total interest income for the second quarter 2022. The change was primarily a result of higher rates on interest bearing deposits with banks and commercial loans and higher volume and rates of investment securities.

Interest and dividend income on investments increased $692,000 or 28 percent in the second quarter 2023 compared to the same period in 2022. The average balance of the investment securities portfolio increased $49,476,000 or 14 percent when comparing the second quarter 2023 to the same period in 2022. The tax-equivalent yield on investments for the second quarter 2023 was 2.72 percent or 53 basis points higher than the 2.19 percent realized in the second quarter 2022. The average balance of interest bearing deposits with banks decreased $288,329,000 or 87 percent in the second quarter 2023 compared to the second quarter 2022. The yield on the interest bearing deposits with banks increased 430 basis points when comparing the second quarter 2023 to the same period in 2022.

Interest income on loans increased $8,015,000 or 48 percent in the second quarter 2023 compared to the same period in 2022. The average balance of outstanding loans, primarily commercial loans, increased $93,373,000 or 6 percent comparing the second quarter 2023 to the same period in 2022. Higher rates on commercial loans was the primary driver of the increase in interest income on loans. The tax-equivalent yield on loans for the second quarter 2023 was 5.98 percent or 169 basis points higher than the 4.29 percent experienced in the second quarter 2022.

Total interest expense for the second quarter 2023 was $8,091,000, an increase of $6,547,000 or 424 percent as compared to total interest expense of $1,544,000 for the second quarter 2022. The change was primarily the result of the higher cost of interest bearing demand, time deposits and short-term borrowings.

Interest expense on deposits increased $6,067,000 or 601 percent in the second quarter 2023 compared to the same period in 2022. The average rate paid on interest bearing deposits was 1.94 percent in the second quarter 2023 or 168 basis points higher than the average rate paid of 0.26 percent in the second quarter 2022. The average balance of interest bearing deposits for the second quarter 2023 decreased by $107,642,000 or 7 percent compared to the second quarter 2022. Also, noninterest-bearing deposits decreased, with the average volume for the second quarter 2023 decreasing 17 percent to $418,504,000 as compared to $503,211,000 for the second quarter 2022.

For the second quarter 2023 interest expense on all borrowings increased $480,000 or 90 percent compared to the second quarter 2022. Short-term borrowings consisting of repurchase agreements and other short-term borrowings, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) Open Repo Line of Credit averaged $44,139,000 for the second quarter 2023, compared to an average balance of $12,080,000 for the second quarter 2022. The rate on average short-term borrowings for the second quarter 2023 was 3.97 percent, an increase as compared to a rate of 0.40 percent for the second quarter 2022. Long-term debt, which includes junior subordinated trust preferred securities, finance leases and long-term FHLBP borrowings, averaged $14,520,000 for the second quarter 2023 and $21,828,000 for the second quarter 2022. The decrease was attributable to FHLBP advances totaling $10,000,000 which matured and were repaid in the second quarter of 2022. For the second quarter 2023, the rate on average long-term debt was 5.76 percent, an increase of 295 basis points as compared to a rate of 2.81 percent for the second quarter 2022. Subordinated debentures, issued in December 2020 by the Corporation, averaged $30,798,000 for the second quarter 2023 and $30,717,000 for the second quarter 2022.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$43,006	$545	5.08%	$331,335	$648	0.78%
Investment securities:
Taxable	370,345	2,543	2.75	317,889	1,742	2.20
Tax-exempt	22,581	121	2.15	25,561	132	2.07
Total investment securities	392,926	2,664	2.72	343,450	1,874	2.19

Loans:
Taxable (1)	1,644,775	24,630	6.01	1,557,857	16,648	4.29
Tax-exempt	22,292	214	3.85	15,837	176	4.46
Total loans	1,667,067	24,844	5.98	1,573,694	16,824	4.29
Total earning assets	2,102,999	28,053	5.35	2,248,479	19,346	3.45
Other assets (2)	72,796			82,763
Total assets	$2,175,795			$2,331,242
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$899,474	$4,612	2.06%	$981,025	$431	0.18%
Savings	151,143	12	0.03	165,245	12	0.03
Time	411,309	2,453	2.39	423,298	567	0.54
Total interest bearing deposits	1,461,926	7,077	1.94	1,569,568	1,010	0.26
Short-term borrowings	44,139	437	3.97	12,080	12	0.40
Long-term debt	14,520	208	5.75	21,828	153	2.81
Subordinated debentures	30,798	369	4.81	30,717	369	4.82
Total interest bearing liabilities	1,551,383	8,091	2.09	1,634,193	1,544	0.38

Noninterest bearing deposits	418,504			503,211
Other liabilities	19,277			12,531
Shareholders' equity	186,631			181,307

Total liabilities and
shareholders' equity	$2,175,795			$2,331,242
Net interest income (tax equivalent basis)		$19,962			$17,802
Net interest margin (3)			3.81%			3.18%
Tax equivalent adjustment		(63)			(63)
Net interest income		$19,899			$17,739

(1)Average balance includes average nonaccrual loans of $7,004,000 for 2023 and $30,986,000 for 2022.

Interest includes net loan fees of $869,000 for 2023 and $1,218,000 for 2022.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2023 vs. 2022
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(564)	$461	$(103)
Investment securities:
Taxable	283	518	801
Tax-exempt	(15)	4	(11)
Loans:
Taxable	761	7,221	7,982
Tax-exempt	72	(34)	38
Total interest income	537	8,170	8,707
Interest Expense
Deposits:
Interest bearing demand	(25)	4,206	4,181
Savings	(1)	1	0
Time	(15)	1,901	1,886
Short-term borrowings	1	424	425
Long-term debt	(53)	108	55
Subordinated debentures	1	(1)	0
Total interest expense	(92)	6,639	6,547
Net interest income (tax equivalent basis)	$629	$1,531	$2,160

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for credit losses. Total provision for credit losses, including off-balance sheet exposures, for the second quarter 2023 was a recovery of $77,000. The leading components of the second quarter’s net recovery was a successful collection of $1,500,000 on a fully reserved loan offset by a $1,000,000 allocation and charged offs on individual credits. The remaining net provision in the second quarter resulted from changes in the ACL related to net loan growth and credit loss factor changes. The allowance as a percentage of total loans was 1.23 percent at June 30, 2023, as compared to 1.27 percent at December 31, 2022 and 1.44 percent at June 30, 2022.

More information about the allowance for credit losses can be found in this report under the caption Allowance for Credit Losses on page 56.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter 2023, compared to the second quarter 2022.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Trust and investment services fees	$1,275	$1,137	$138	12%
Income from mutual fund, annuity and insurance sales	323	345	(22)	(6)
Service charges on deposit accounts	1,541	1,368	173	13
Income from bank owned life insurance	329	308	21	7
Other income	587	532	55	10
(Loss) gain on sales of loans held for sale	(4)	221	(225)	(102)
Total noninterest income	$4,051	$3,911	$140	4%

The discussion that follows addresses changes in selected categories of noninterest income.

Service changes on deposit accounts—The $173,000 or 13 percent increase in service charges on deposit accounts is due to higher insufficient funds fees and early withdrawal penalties assessed on time deposits.

(Loss) gain on sales of loans held for sale—The $225,000 or 102 percent decrease in gain on sales of loans was due to the sale of a smaller volume of mortgage loans to the secondary market during the second quarter 2023 compared to the second quarter 2022, impacted by increasing market rates.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter 2023, compared to the second quarter 2022.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Personnel	$9,489	$8,491	$998	12%
Occupancy of premises, net	880	922	(42)	(5)
Furniture and equipment	878	812	66	8
Professional and legal	379	1,055	(676)	(64)
Marketing	387	433	(46)	(11)
FDIC insurance	244	188	56	30
Debit card processing	432	385	47	12
Charitable donations	899	885	14	2
External data processing	1,043	1,018	25	2
(Recovery of) impaired loan carrying costs	(238)	157	(395)	(252)
Other	1,083	1,877	(794)	(42)
Total noninterest expense	$15,476	$16,223	$(747)	(5)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $998,000 or 12 percent increase in personnel expense is attributed to higher variable compensation accruals in the second quarter 2023.

Professional and legal—The $676,000 or 64 percent decrease in professional and legal expense is attributed to higher legal fees associated with corporate matters in the second quarter 2022.

Marketing—The $46,000 or 11 percent decrease in marketing expense is related to the marketing campaigns related to the new Hunt Valley Connections Center in the second quarter 2022.

FDIC insurance—The $56,000 or 30 percent increase in FDIC insurance expense is attributed to higher assessment rates during the current period.

(Recovery of) impaired loan carrying costs—The $395,000 or 252 percent decrease in impaired loan carrying costs is attributed to the recovery of costs of prior periods during the current quarter.

Oher—The $794,000 or 42 percent decrease in other expense is associated with corporate matters in the second quarter 2022.

Provision for Income Taxes

The provision for income taxes for the second quarter 2023 was $1,940,000 an increase of $1,440,000 or 288 percent as compared to the second quarter 2022. The increase was attributed to higher pre-tax net income for the second quarter 2023 compared to the second quarter 2022. The effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was 22.7 percent and 20.4 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

The Corporation’s net income (earnings) was $13,603,000 for the first six months of 2023 compared to $5,006,000 for the first six months of 2023, an increase of $8,597,000 or 172 percent.

The schedule below presents selected performance metrics for the first six months of both 2023 and 2022.

	Six months ended
	June 30,
	2023	2022
Basic earnings per share	$1.42	$0.53
Diluted earnings per share	$1.42	$0.52
Cash dividend payout ratio	22.56%	56.93%
Return on average assets	1.25%	0.42%
Return on average equity	14.80%	5.35%
Net interest margin (tax equivalent basis)	3.90%	2.98%
Net overhead ratio	2.02%	1.96%
Efficiency ratio	61.57%	74.47%
Average equity to average assets	8.48%	7.93%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the six months ended June 30, 2023 was $40,454,000, an increase of $7,014,000 or 21 percent compared to net interest income of $33,440,000 for the first six months of 2022. The primary contributor to the increase was higher rates on commercial loans. Also contributing to the increase was higher nterest rates on interest bearing deposits with banks, higher volume and rates on investment securities, partially offset by higher cost of interest bearing demand deposits and time deposits.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.90 percent for the first six months of 2023, representing an increase compared to the 2.98 percent net interest margin for the first six months of 2022. The net interest margin expansion was a predominantly the result of higher rates on commercial loans, partially offset by higher rates on interest bearing demand deposits and time deposits.

Total interest income for the first six months of 2023 totaled $54,283,000, an increase of $17,703,000 or 48 percent above the amount of total interest income for the first six months of 2022. The change was primarily a result of higher rates on commercial loans and higher volume and rates on investment securities. Higher rates on interest bearing deposits with banks were mostly offset by a lower volume of such deposits.

Interest income on loans increased $15,368,000 or 47 percent in the first six months of 2023 compared to the same period in 2022. The average balance of outstanding loans increased $100,994,000 or 7 percent in the first six months of 2023 compared to the first six months of 2022.

Investment income for the first six months of 2023 increased $1,982,000 or 61 percent compared to the first six months of 2022. The average balance of investment securities increased $79,572,000 or 25 percent in the first six months of 2023 compared to the first six months of 2022, reflecting the change in mix of earning assets from interest bearing deposits with banks to investment securities. The tax-equivalent yield on investments for the first six months of 2023 was 2.70 percent or 58 basis points higher than the 2.12 percent experienced during the first six months of 2022. The average balance of interest bearing deposits with banks decreased $355,426,000 or 87 percent in the first six months of 2023 compared to the first six months of 2022. The yield on interest bearing deposits with banks was 4.80 percent for the first six months of 2023, an increase of 437 basis points from 0.43 percent in the first six months of 2022.

Total interest expense for the first six months of 2023 was $13,829,000, an increase of $10,689,000 or 340 percent as compared to total interest expense of $3,140,000 for the first six months of 2022. The change in interest expense was primarily a result of an increase in the cost of interest bearing demand deposits and time deposits.

Interest expense on deposits increased $10,142,000 or 489 percent in the first six months of 2023 compared to the same period in 2022. The change was due primarily to an increase in the cost of interest bearing demand deposits and time deposits. The average balance of interest-bearing deposits for the first six months of 2023 decreased by $127,602,000 or 8 percent compared to the average for the first six months of 2022. The average rate paid on interest-bearing deposits in the first six months of 2023 was 1.69 percent, an increase from the average rate of 0.26 percent paid on interest-bearing deposits during the first six months of 2022. Also, noninterest-bearing deposits decreased, with the average volume for the second quarter 2023 decreasing 15 percent to $431,394,000 as compared to $507,162,000 for the second quarter 2022.

Interest expense on total borrowings for the first six months of 2023 increased 51 percent compared to the first six months of 2022, primarily due to a higher volume of short-term borrowings. Short-term borrowings consisting of repurchase agreements and other short-term borrowings, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) Open Repo Line of Credit averaged $28,603,000 for the first six months of 2023, compared to an average balance of $11,029,000 for the first six months of 2022. The rate on average short-term borrowings for the first half of 2023 was 3.35 percent, an increase as compared to a rate of 0.40 percent for the same period in 2022. Long-term debt, which includes junior subordinated trust preferred securities, finance leases and long-term FHLBP borrowings, averaged $14,605,000 for the first six months of 2023 and $22,591,000 for the first six months of 2022. The decrease was attributable to FHLBP advances totaling $10,000,000 which matured and were repaid in the second quarter of 2022. For the first six months of 2023, the rate on average long-term debt was 5.55 percent, an increase of 280 basis points as compared to a rate of 2.75 percent for the first six months of 2022. Subordinated debentures, issued in December 2020 by the Corporation, averaged $30,787,000 for the first six months of 2023 and $30,706,000 for the first six months of 2022.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$51,598	$1,229	4.80%	$407,024	$876	0.43%
Investment securities:
Taxable	369,754	5,017	2.74	288,164	3,031	2.12
Tax-exempt	23,057	246	2.15	25,075	256	2.06
Total investment securities	392,811	5,263	2.70	313,239	3,287	2.12

Loans:
Taxable (1)	1,629,051	47,490	5.88	1,537,122	32,241	4.23
Tax-exempt	22,443	431	3.87	13,378	287	4.33
Total loans	1,651,494	47,921	5.85	1,550,500	32,528	4.23
Total earning assets	2,095,903	54,413	5.24	2,270,763	36,691	3.26
Other assets (2)	72,031			87,410
Total assets	$2,167,934			$2,358,173
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$901,186	$8,073	1.81%	$989,158	$761	0.16%
Savings	155,578	24	0.03	160,639	24	0.03
Time	402,569	4,117	2.06	437,138	1,287	0.59
Total interest bearing deposits	1,459,333	12,214	1.69	1,586,935	2,072	0.26
Short-term borrowings	28,603	475	3.35	11,029	22	0.40
Long-term debt	14,605	402	5.55	22,591	308	2.75
Subordinated debentures	30,787	738	4.83	30,706	738	4.85
Total interest bearing liabilities	1,533,328	13,829	1.82	1,651,261	3,140	0.38

Noninterest bearing deposits	431,394			507,162
Other liabilities	19,391			12,649
Shareholders' equity	183,821			187,101

Total liabilities and
shareholders' equity	$2,167,934			$2,358,173
Net interest income (tax equivalent basis)		$40,584			$33,551
Net interest margin (3)			3.90%			2.98%
Tax equivalent adjustment		(130)			(111)
Net interest income		$40,454			$33,440

(1)Average balance includes average nonaccrual loans of $8,475,000 for 2023 and $31,514,000 for 2022.

Interest includes net loan fees of $1,509,000 for 2023 and $2,647,000 for 2022.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2023 vs. 2022
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(765)	$1,118	$353
Investment securities:
Taxable	846	1,140	1,986
Tax-exempt	(21)	11	(10)
Loans:
Taxable	1,105	14,144	15,249
Tax-exempt	195	(51)	144
Total interest income	1,360	16,362	17,722
Interest Expense
Deposits:
Interest bearing demand	(64)	7,376	7,312
Savings	1	(1)	0
Time	(102)	2,932	2,830
Short-term borrowings	2	451	453
Long-term debt	(123)	217	94
Subordinated debentures	2	(2)	0
Total interest expense	(284)	10,973	10,689
Net interest income (tax equivalent basis)	$1,644	$5,389	$7,033

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for credit losses. Total provision for credit losses, including off-balance sheet exposures, for the first six months of 2023 was $661,000. The allowance as a percentage of total loans was 1.23 percent at June 30, 2023, as compared to 1.27 percent at December 31, 2022 and 1.44 percent at June 30, 2022.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 56.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2023, compared to the first six months of 2022.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Trust and investment services fees	$2,477	$2,299	$178	8%
Income from mutual fund, annuity and insurance sales	692	675	17	3
Service charges on deposit accounts	3,026	2,650	376	14
Income from bank owned life insurance	651	619	32	5
Other income	1,449	951	498	52
Gain on sales of loans held for sale	6	579	(573)	(99)
Gain on sales of assets held for sale	118	0	118	100
Loss on sales of securities	(388)	0	(388)	100
Total noninterest income	$8,031	$7,773	$258	3%

The discussion that follows addresses changes in selected categories of noninterest income.

Other income—The $498,000 or 52 percent increase in other income is attributable to fees associated with interest rate swaps recognized in the current period.

Gain on sales of loans held for sale—The $573,000 or 99 percent decrease in gain on sales of loans is due to the sale of a smaller volume of mortgage loans to the secondary market during the current period.

Gain on sales of assets held for sale—The $118,000 or 100 percent increase in gain on sales of assets is due to the sale of the Gardenville branch real estate during the current period.

Loss on sales of securities—There was a $388,000 loss on sales of securities in the current period compared to no sales of securities in the prior period.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2023, compared to the first six months of 2022.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Personnel	$18,531	$16,881	$1,650	10%
Occupancy of premises, net	1,858	1,901	(43)	(2)
Furniture and equipment	1,716	1,699	17	1
Professional and legal	846	1,914	(1,068)	(56)
Marketing	663	833	(170)	(20)
FDIC insurance	494	427	67	16
Debit card processing	910	767	143	19
Charitable donations	931	915	16	2
External data processing	2,053	1,839	214	12
(Recovery of) impaired loan carrying costs	(336)	295	(631)	(214)
Other	2,621	3,428	(807)	(24)
Total noninterest expense	$30,287	$30,899	$(612)	(2)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,650,000 or 10 percent increase in personnel expense is attributed to higher variable compensation accruals in the current period.

Professional and legal—The $1,068,000 or 56 percent decrease in professional and legal expense is primarily due to corporate matters in the prior period.

Marketing—The $170,000 or 20 percent decrease in marketing expense is due to activity with branding and marketing campaigns in the prior period.

FDIC insurance—The $67,000 or 16 percent increase in FDIC insurance expense is attributed to higher assessment rates in the current period.

Debit card processing—The $143,000 or 19 percent increase in debit card processing expense is attributed to higher reliance by our clients on electronic access to their accounts in the current period.

(Recovery of) impaired loan carrying costs—The $631,000 or 214 percent decrease in impaired loan carrying costs is attributed to the recovery of costs associated with impaired loans during the current period.

Other—The $807,000 or 24 percent decrease in other expense is primarily related to corporate matters in the prior period.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2023 was $3,934,000 an increase of $2,627,000 or 201 percent as compared to the six months ended June 30, 2022. The increase was attributed to higher pre-tax net income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was 22.4 percent and 20.7 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On June 30, 2023, interest bearing deposits with banks totaled $68,946,000, a decrease of $30,831,000 or 31 percent, compared to the level at year-end 2022. The decrease is primarily the result of an increase in commercial loans.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2023, the fair value of investment securities available-for-sale totaled $342,691,000, which represented a decrease of $2,766,000 as compared to the fair value of investment securities at year-end 2022. Purchases of securities did not exceed the cash flows from principal reductions and maturities during the first six months of 2023.

Restricted Investments in Bank Stock, at Cost

On June 30, 2023, restricted investments in bank stock, at cost, was $3,917,000, which was $2,962,000 or 310 percent higher than the level at year-end 2022. This was attributable to short-term borrowings of $70,000,000 with FHLBP, which requires a corresponding membership stock purchase.

Loans Held For Sale

On June 30, 2023, loans held for sale totaled $428,000, which was $274,000 or 178 percent higher than the level at year-end 2022. This was primarily attributable to SBA loans held for sale at the end of the period.

Loans Held For Investment

On June 30, 2023, total loans, net of deferred fees, were $1.66 billion, which was $48,886,000 or 3 percent higher than the level at year-end 2022. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans and Allowance for Credit Losses.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2023, deposits totaled $1.88 billion, which reflected a $60,546,000 or 3 percent decrease compared to the level at year-end 2022. Of the decrease in total deposits, $5,563,000 is attributable to noninterest bearing deposits and $4,983,000 is related to interest bearing deposits, primarily money market accounts, offset by an increase in time deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 5—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $83,320,000 at June 30, 2023, which reflected a $71,715,000 or 618 percent increase compared to the level at year-end 2022. At June 30, 2023, the balance of other short-term borrowings was $70,000,000 compared to $0 at December 31, 2022, which consisted of FHLBP Open Repo line of credit advances.

Long-term Debt and Subordinated Debentures

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2023, long-term debt, including subordinated debentures totaled $42,339,000 compared to $42,314,000 at year-end 2022. A listing of outstanding long-term debt obligations is provided in Note 6—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $185,869,000 on June 30, 2023, an increase of $8,569,000 or 5 percent compared to the level at year-end 2022. The increase was primarily attributable to net income of $13,600,000, partially offset by dividends paid of $3,100,000 for the six months ended June 30, 2023 and the adoption of ASC Topic 326 (CECL) of $2,100,000.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.17 per share on July 11, 2023, payable on August 8, 2023, to shareholders of record at the close of business on July 25, 2023. The cash dividend follows a quarterly cash dividend of $0.16 per share distributed in February 2023 and May 2023.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2023 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on June 30, 2023 and had no regulatory dividend restrictions (see Note 8—Regulatory Matters to the financial statements).

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

Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At June 30, 2023, the Corporation has $142,000,000 total potential exposure in loans related to office space. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metro markets.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at June 30, 2023 was $11,765,000, which increased by $316,000 or 3 percent when compared to year-end 2022, of which $1,213,000 relates to troubled debt restructured loans reported under previously applicable GAAP. The increase was primarily attributed one commercial construction loan that was more than 90 days past due but still accuring at June 30, 2023, offset by a reduction of nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2023 compared to December 31, 2022.

Table 9 – Nonperforming assets

(dollars in thousands)	June 30, 2023
Nonaccrual loans:
Commercial loans	$6,081
Commercial real estate:
Construction	42
Owner occupied	2,124
Non-owner occupied	54
Residential real estate:
Revolving	484
Other	845
Total nonaccrual loans	$9,630

Accruing loans that are contractually past due 90 days or more as to principal and interest:
Commercial real estate:
Construction	$1,693

Other Real Estate Owned	$442
Total Nonperforming assets	$11,765

Individually evaluated loans without a valuation allowance	$7,903
Individually evaluated loans with a valuation allowance	1,727
Total individually evaluated loans	$9,630
Valuation allowance related to individually evaluated loans	$1,172

Nonperforming loans as a % of total loans	0.67%
Nonperforming assets to total loans and foreclosed real estate	0.70%
Nonperforming assets as a % of total period-end assets	0.53%
ACL as a % of nonperforming loans	182.65%
ACL as a % of nonperforming assets	175.78%
ACL as a % of total loans	1.23%

Nonaccrual loans as a % of applicable portfolio:
Commercial loans	3.59%
Commercial real estate:
Construction	0.02%
Owner occupied	0.62%
Non-owner occupied	0.01%
Residential real estate:
Revolving	0.47%
Other	0.32%

(dollars in thousands)	December 31, 2022
Nonaccrual loans:
Builder & developer	$1,773
Commercial real estate investor	222
Residential real estate investor	856
Manufacturing	2,965
Agriculture	912
Commercial other	3,436
Residential mortgages	349
Home equity	457
Total nonaccrual loans	$10,970
Troubled debt restructurings (TDRs):
Performing	$1,213
Total TDR loans	$1,213
Other Real Estate Owned:	$479
Total Nonperforming assets	$11,449

Impaired loans without a valuation allowance	$9,400
Impaired loans with a valuation allowance	2,783
Total impaired loans	$12,183
Valuation allowance related to impaired loans	$2,484

Nonaccrual loans as a % of total loans	0.67%
Nonperforming loans as a % of total loans	0.67%
Nonperforming assets as a % of total period-end assets	0.52%
ALL as a % of nonaccrual loans	189.02%
ALL as a % of nonperforming assets	181.12%
ALL as a % of total loans	1.27%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.38%
Commercial real estate investor	0.06%
Residential real estate investor	0.33%
Manufacturing	3.42%
Agriculture	1.00%
Commercial other	1.64%
Residential mortgages	0.26%
Home equity	0.47%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2023, the nonperforming loan portfolio balance totaled $11,323,000, compared to $10,970,000 at year-end 2022. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. Foreclosed real estate was $442,000 as of June 30, 2023 and $479,000 as of December 31, 2022. A write-down of $37,000 was recorded during the second quarter of 2023.

Allowance for Credit Losses (ACL)

The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for credit losses. The Corporation records a provision for credit losses in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses.

The ACL on loans was $20,681,000 as of June 30, 2023 and $20,736,000 as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.23 percent as of June 30, 2023 and 1.27 percent as of December 31, 2022. As detailed in Note 1–Summary of Significant Accounting Policies, the ACL increased $927,000 at the adoption of CECL.

The ACL as a percentage of nonperforming loans was 182.65 percent as of June 30, 2023 and 189.02 percent as of December 31, 2022. The ACL as a percentage of nonperforming assets was 175.78 percent as of June 30, 2023 and 181.12 percent as of December 31, 2022.

The ACL on unfunded commitments was $2,089,000 as of June 30, 2023 and $0 as of December 31, 2022. The Corporation recorded $200,000 of provision for credit losses on unfunded commitments for the six months ended June 30, 2023, compared to none in the prior year. Similar to the increase in ACL on loans, the increase in ACL and provision expense on unfunded commitments was related to the adoption of CECL.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2023, we believe that liquidity was adequate based upon the availability of unpledged available-for-sale securities with a fair value totaling approximately $156,914,000. With an unrealized loss of $19,470,000, liquidation options would need to be considered, however there would be options for pledging of these securities to other borrowing sources. Although the Corporation has not utilized the Federal Reserve’s Bank Term Funding Facility as of June 30, 2023, the program has attractive features, such as being able to borrow based on the par values (rather than market values) of a bank’s investment securities that are pledged as collateral. For this reason, the program would be considered among the Corporation’s other wholesale borrowing options if additional liquidity was needed. Available credit from the Federal Home Loan Bank of Pittsburgh totals approximately $696,200,000. The Corporation’s loan-to-deposit ratio was 89.3 percent as of June 30, 2023, 84.0 percent as of December 31, 2022 and 72.9 percent as of March 31, 2022.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments at June 30, 2023, totaled $715,878,000 and consisted of $650,785,000 in unfunded commitments under existing loan facilities, $46,992,000 to grant new loans and $18,101,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at June 30, 2023.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$920	1.13%	(7.50)%
(100)	$(79)	(0.10)%	(7.50)%

+200	$2,044	2.52%	(15.00)%
(200)	$(797)	(0.98)%	(15.00)%

+300	$3,186	3.92%	(25.00)%
(300)	$(2,458)	(3.03)%	(25.00)%

+400	$4,343	5.35%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of June 30, 2023, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

Other than the risk factors set for below, there have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in the Corporation’s 2022 10K.

Risks Related to Recent Banking Industry Turmoil

The Corporation is exposed to the risk that when a bank or other financial institution experiences financial difficulties, there could be an adverse “contagion” impact on other banking institutions. The failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California during the first and second quarters of 2023 caused an element of panic and uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. While the Corporation does not believe that the circumstances of these three failures are necessarily indicators of broader issues for concern with all other banks or with the banking system itself, the failures are likely to reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation and its PeoplesBank subsidiary. The Corporation will continue to closely monitor the ongoing events and volatility in the financial services industry, together with any responsive measures taken by the banking regulators to mitigate or manage the concerns of bank customers regarding FDIC deposit insurance coverage and the safety and soundness of community banks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Corporation’s Board of Directors approved a new Share Repurchase Program in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program are required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the new Program during the three and six months ended June 30, 2023.

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

14	Code of Ethics, dated May 16, 2023 – filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

August 7, 2023	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

August 7, 2023	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)