Form 10-Q
period 2023-09-30
CODORUS VALLEY BANCORP INC
filed 2023-11-06
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 27, 2023, 9,611,110 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2023	2022
Assets
Interest bearing deposits with banks	$28,858	$99,777
Cash and due from banks	22,449	20,662
Total cash and cash equivalents	51,307	120,439
Securities, available-for-sale, at fair value (amortized cost $391,694 net of
allowance for credit losses of $0)	335,656	345,457
Restricted investment in bank stocks, at cost	2,152	955
Loans held for sale	1,103	154
Loans (net of deferred fees of $3,718 - 2023 and $3,813 - 2022)	1,704,380	1,632,857
Less-allowance for credit losses (1)	(21,449)	(20,736)
Net loans	1,682,931	1,612,121
Premises and equipment, net	19,562	21,136
Operating leases right-of-use assets	2,618	3,072
Goodwill	2,301	2,301
Other assets	92,962	89,417
Total assets	$2,190,592	$2,195,052

Liabilities
Deposits
Noninterest bearing	$398,486	$463,853
Interest bearing	1,507,892	1,479,366
Total deposits	1,906,378	1,943,219
Short-term borrowings	39,099	11,605
Long-term debt and junior subordinated debt	11,528	11,550
Subordinated notes - face amount $31,000 (less discount and debt
issuance cost of $175 at September 30, 2023 and $236 at December 31, 2022)	30,825	30,764
Operating leases liabilities	2,726	3,204
Allowance for credit losses on off-balance sheet credit exposures	2,212	0
Other liabilities	14,461	17,410
Total liabilities	2,007,229	2,017,752

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at September 30, 2023 and 0 at December 31, 2022	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,660 at September 30, 2023 and December 31, 2022;
and shares outstanding: 9,618,854 at September 30, 2023 and 9,581,230 at December 31, 2022	24,709	24,709
Additional paid-in capital	142,525	141,896
Retained earnings	64,816	52,146
Accumulated other comprehensive loss	(42,869)	(34,764)
Treasury stock shares outstanding, at cost: 264,806 shares at September 30, 2023
and 302,430 at December 31, 2022	(5,818)	(6,687)
Total shareholders' equity	183,363	177,300
Total liabilities and shareholders' equity	$2,190,592	$2,195,052

(1) Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income
Loans, including fees	$26,000	$18,994	$73,837	$51,463
Investment securities:
Taxable	2,562	2,069	7,511	5,081
Tax-exempt	106	113	306	317
Dividends	44	11	112	30
Other	361	1,486	1,590	2,362
Total interest income	29,073	22,673	83,356	59,253
Interest expense
Deposits	8,740	1,807	20,954	3,879
Federal funds purchased and other short-term borrowings	377	13	852	35
Long-term debt and junior subordinated debt	215	133	617	441
Subordinated notes	369	369	1,107	1,107
Total interest expense	9,701	2,322	23,530	5,462
Net interest income	19,372	20,351	59,826	53,791
Provision for (recovery of) credit losses - loans (1)	128	(567)	589	3,434
Provision for credit losses - unfunded commitments (1)	123	0	323	0
Net interest income after provision for (recovery of) credit losses	19,121	20,918	58,914	50,357

Noninterest income
Trust and investment services fees	1,293	1,141	3,770	3,440
Income from mutual fund, annuity and insurance sales	315	283	1,007	958
Service charges on deposit accounts	1,598	1,395	4,624	4,045
Income from bank owned life insurance	396	322	1,047	941
Other income	549	528	1,998	1,479
Gain on sales of loans held for sale	42	42	48	621
(Loss) gain on sales of assets held for sale	0	(100)	118	(100)
Loss on sales of securities	0	0	(388)	0
Total noninterest income	4,193	3,611	12,224	11,384

Noninterest expense
Personnel	9,412	9,243	27,943	26,124
Occupancy of premises, net	853	943	2,711	2,844
Furniture and equipment	798	852	2,514	2,551
Professional and legal	549	367	1,395	2,281
Marketing	347	507	1,010	1,340
FDIC insurance	245	190	739	617
Debit card processing	546	455	1,456	1,222
Charitable donations	62	56	993	971
External data processing	974	981	3,027	2,820
Impaired loan carrying costs (recovery)	107	217	(229)	512
Other	2,003	1,511	4,624	4,939
Total noninterest expense	15,896	15,322	46,183	46,221
Income before income taxes	7,418	9,207	24,955	15,520
Provision for income taxes	1,501	2,053	5,435	3,360
Net income	$5,917	$7,154	$19,520	$12,160
Net income per share, basic	$0.62	$0.75	$2.03	$1.28
Net income per share, diluted	$0.61	$0.75	$2.03	$1.27

(1) Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2023	2022
Net income	$5,917	$7,154
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $2,218 and $4,005, respectively)	(7,219)	(13,037)
Net unrealized losses	(7,219)	(13,037)
Comprehensive loss	$(1,302)	$(5,883)

	Nine months ended
	September 30,
(dollars in thousands)	2023	2022
Net income	$19,520	$12,160
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding losses arising during the period
(net of tax benefit of $2,581 and $11,162, respectively)	(8,402)	(36,335)
Reclassification adjustment for losses included in net income
(net of tax benefit of $91 and $0, respectively) (a) (b)	297	0
Net unrealized losses	(8,105)	(36,335)
Comprehensive income (loss)	$11,415	$(24,175)

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$19,520	$12,160
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/software amortization	1,764	1,879
Net amortization expense	(482)	(886)
Net change in operating lease liabilities	(478)	(483)
Provision for credit losses on off-balance sheet credit exposures	323	0
Provision for credit losses on loans	589	3,434
Writedown of assets held for sale	95	91
Deferred income tax expense	(667)	0
Increase in bank owned life insurance	(1,047)	(941)
Originations of loans held for sale	(3,447)	(16,633)
Proceeds from sales of loans held for sale	2,547	24,259
Gain on sales of loans held for sale	(48)	(621)
(Gain) loss on disposal of premises and equipment	(118)	9
Loss on sales of securities, available-for-sale	388	0
Stock-based compensation	995	737
Increase in interest receivable	(235)	(854)
Decrease in other assets	1,297	3,058
Increase in interest payable	967	419
(Decrease) increase in other liabilities	(4,239)	2,232
Net cash provided by operating activities	17,724	27,860
Cash flows from investing activities
Purchases of securities, available-for-sale	(30,474)	(170,715)
Maturities, repayments and calls of securities, available-for-sale	24,745	33,653
Sales of securities, available-for-sale	4,253	0
Purchase of restricted investment in bank stock	(6,677)	0
Redemption of restricted investment in bank stock	5,480	356
Net increase in loans made to customers	(71,409)	(71,657)
Proceeds from sale of commercial loans held for sale	1,336	0
Purchases of premises and equipment	(1,503)	(1,170)
Investment in bank owned life insurance	0	(7)
Proceeds from bank owned life insurance	275	0
Proceeds from sale of fixed assets	685	0
Net cash used in investing activities	(73,289)	(209,540)
Cash flows from financing activities
Net decrease in demand and savings deposits	(98,430)	(61,206)
Net increase (decrease) in time deposits	61,589	(68,552)
Net increase in short-term borrowings	27,494	2,490
Repayment of long-term debt	0	(10,000)
Net change in finance lease liabilities	(22)	(21)
Cash dividends paid to shareholders	(4,701)	(4,281)
Payment of taxes related to stock withheld	(146)	(78)
Treasury stock reissued	1,040	664
Treasury stock repurchased	0	(34)
Proceeds from issuance of stock, net	(391)	0
Net cash used in financing activities	(13,567)	(141,018)
Net decrease in cash and cash equivalents	(69,132)	(322,698)
Cash and cash equivalents at beginning of year	120,439	545,494
Cash and cash equivalents at end of period	$51,307	$222,796

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2023	$24,709	$141,896	$52,146	$(34,764)	$(6,687)	$177,300
Cumulative change in adoption of accounting principle ASC 326 as discussed in Note 1			(2,149)			(2,149)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$24,709	$141,896	$49,997	$(34,764)	$(6,687)	$175,151
Net income			6,992			6,992
Other comprehensive income, net of tax				3,823		3,823
Cash dividends ($0.16 per share)			(1,533)			(1,533)
Stock-based compensation		454				454
Forfeiture of restricted stock and withheld shares - 8,039 shares		25			(164)	(139)
Issuance and reissuance of stock:
6,079 shares under the dividend reinvestment and stock purchase plan		15			137	152
3,131 shares under the employee stock option plan		(25)			71	46
11,816 shares of stock-based compensation awards		(267)			267	0
Balance, March 31, 2023	$24,709	$142,098	$55,456	$(30,941)	$(6,376)	$184,946
Balance, April 1, 2023	$24,709	$142,098	$55,456	$(30,941)	$(6,376)	$184,946
Net income			6,611			6,611
Other comprehensive loss, net of tax				(4,709)		(4,709)
Cash dividends ($0.16 per share)			(1,535)			(1,535)
Stock-based compensation		276				276
Issuance and reissuance of stock:
9,021 shares under the dividend reinvestment and stock purchase plan		(55)			204	149
7,871 shares under employee stock purchase plan		(47)			178	131
Balance, June 30, 2023	$24,709	$142,272	$60,532	$(35,650)	$(5,994)	$185,869
Balance, July 1, 2023	$24,709	$142,272	$60,532	$(35,650)	$(5,994)	$185,869
Net income			5,917			5,917
Other comprehensive loss, net of tax				(7,219)		(7,219)
Cash dividends ($0.17 per share)			(1,633)			(1,633)
Stock-based compensation		265				265
Withheld stock - 358 shares					(7)	(7)
Issuance and reissuance of stock:
7,297 shares under the dividend reinvestment and stock purchase plan		(6)			165	159
805 shares under the stock option plan		(6)			18	12
Balance, September 30, 2023	$24,709	$142,525	$64,816	$(42,869)	$(5,818)	$183,363
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			3,053			3,053
Other comprehensive loss, net of tax				(13,793)		(13,793)
Cash dividends ($0.15 per share)			(1,421)			(1,421)
Stock-based compensation		289				289
Repurchased stock - 1,535 shares					(34)	(34)
Withheld stock - 3,177 shares					(70)	(70)
Issuance and reissuance of stock:
6,734 shares under the dividend reinvestment and stock purchase plan		20			126	146
3,137 shares under the employee stock option plan		(15)			59	44
50,559 shares of stock-based compensation awards		(952)			952	0
Balance, March 31, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Balance, April 1, 2022	$24,708	$141,409	$39,401	$(13,957)	$(7,842)	$183,719
Net income			1,953			1,953
Other comprehensive loss, net of tax				(9,505)		(9,505)
Cash dividends ($0.15 per share)			(1,428)			(1,428)
Stock-based compensation		208				208
Forfeiture of restricted stock and withheld shares - 6,659 shares		91			(91)	0
Issuance and reissuance of stock:
6,348 shares under the dividend reinvestment and stock purchase plan		22			120	142
5,769 shares under the stock option plan		(48)			109	61
7,223 shares under employee stock purchase plan		(4)			136	132
Balance, June 30, 2022	$24,708	$141,678	$39,926	$(23,462)	$(7,568)	$175,282
Balance, July 1, 2022	$24,708	$141,678	$39,926	$(23,462)	$(7,568)	$175,282
Net income			7,154			7,154
Other comprehensive loss, net of tax				(13,037)		(13,037)
Cash dividends ($0.15 per share)			(1,432)			(1,432)
Stock-based compensation		240				240
Withheld stock - 375 shares					(8)	(8)
Issuance and reissuance of stock:
6,751 shares under the dividend reinvestment and stock purchase plan		12			128	140
473 shares of stock-based compensation awards	1	(1)				0
Balance, September 30, 2022	$24,709	$141,929	$45,648	$(36,499)	$(7,448)	$168,339

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of September 30, 2023, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended September 30, 2023. The accounts of CVB Statutory Trust No. I and No. II are not included in the consolidated financial statements as discussed in Note 6—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2023 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $1.6 million as of September 30, 2023, is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable totaled $5.3 million at September 30, 2023 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The loans receivable portfolio is disaggregated into segments. The segments include commercial, commercial real estate – construction, commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate – construction, residential real estate – revolving, residential real estate – multi family, residential real estate - other, and consumer loans.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value, and, at September 30, 2023 consisted of a banking property totaling $1,269,000 and is included in other assets on the Consolidated Balance Sheets. The balance of $567,000 at December 31, 2022 consisted of one retail banking property, which closed in the second quarter of 2022.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for credit losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest income or expense. At September 30, 2023 there was $383,000 of foreclosed commercial real estate compared to $479,000 at December 31, 2022. As of September 30, 2023, there was $219,000 consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $124,000 as of December 31, 2022.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. An independent third party firm calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2023, the balance of residential mortgage loans serviced for third parties was $52,129,000 compared to $55,708,000 at December 31, 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Amortized cost:
Balance at beginning of period	$248	$315	$279	$380
Originations of mortgage servicing rights	0	0	0	6
Amortization expense	(10)	(20)	(41)	(91)
Balance at end of period	$238	$295	$238	$295

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2023. There were no conditions or events that would trigger an analysis or impairment since October 1, 2023.

Core deposit intangibles represent the value assigned to demand, interest checking, money market, and savings accounts acquired as part of an acquisition. The core deposit intangible value represents the future economic benefit of potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible asset resulting from the merger with Madison Bancorp, Inc. was determined to have a definite life and is being amortized using the sum of the years’ digits method over ten years. All intangible assets must be evaluated for impairment if certain events or changes in circumstances occur. Any impairment write-downs would be recognized as expense on the consolidated statements of income. The core deposit intangible asset is included in other assets on the Consolidated Balance Sheets

Revenue from Contracts with Customers

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$5,917	$7,154	$19,520	$12,160

Weighted average shares outstanding (basic)	9,616	9,545	9,600	9,521
Effect of dilutive stock options	15	23	18	29
Weighted average shares outstanding (diluted)	9,631	9,568	9,618	9,550

Basic earnings per share	$0.62	$0.75	$2.03	$1.28
Diluted earnings per share	$0.61	$0.75	$2.03	$1.27

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2023	2022
Cash paid during the period for:
Income taxes	$7,630	$531
Interest	$22,563	$5,044

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$479
Transfer of loans to held for sale	$2,018	$16,617
Transfer of premises and equipment to assets held for sale	$1,269	$109
Initial recognition of operating lease right-of-use assets	$0	$2,061
Initial recognition of operating lease liabilities	$0	$2,061

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

Note 2 – Securities

A summary of securities available-for-sale at September 30, 2023 and December 31, 2022 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof, investments in the obligations of states and municipalities and selected corporate securities, including subordinated debt. At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Allowance for	Gross Unrealized		Fair
(dollars in thousands)	Cost	Credit Losses	Gains	Losses	Value
September 30, 2023
Debt securities:
U.S. Treasury notes	$19,804	$0	$0	$(595)	$19,209
U.S. agency	13,951	0	0	(1,518)	12,433
U.S. agency mortgage-backed, residential	284,345	0	4	(40,770)	243,579
State and municipal	35,399	0	3	(7,336)	28,066
Corporates	38,195	0	0	(5,826)	32,369

Total debt securities	$391,694	$0	$7	$(56,045)	$335,656

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2022
Debt securities:
U.S. Treasury notes	$19,688	$0	$(588)	$19,100
U.S. agency	12,750	0	(1,470)	11,280
U.S. agency mortgage-backed, residential	283,436	43	(33,377)	250,102
State and municipal	35,517	37	(6,155)	29,399
Corporates	39,531	0	(3,955)	35,576
Total debt securities	$390,922	$80	$(45,545)	$345,457

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

The amortized cost and estimated fair value of debt securities at September 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$9,908	$9,698
Due after one year through five years	112,944	103,561
Due after five years through ten years	230,190	191,357
Due after ten years	38,652	31,040
Total debt securities	$391,694	$335,656

Investment securities having a carrying value of $227,602,000 and $204,887,000 on September 30, 2023 and December 31, 2022, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, at September 30, 2023 and December 31, 2022.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2023
Debt securities:
U.S. Treasury notes	0	$0	$0	4	$19,209	$(595)	4	$19,209	$(595)
U.S. agency	3	1,913	(38)	9	10,520	(1,480)	12	12,433	(1,518)
U.S. agency mortgage-backed, residential	39	31,338	(1,065)	206	205,626	(39,705)	245	236,964	(40,770)
State and municipal	7	2,608	(215)	33	24,065	(7,121)	40	26,673	(7,336)
Corporates	2	1,169	(40)	30	29,699	(5,786)	32	30,868	(5,826)
Total temporarily impaired debt
securities, available-for-sale	51	$37,028	$(1,358)	282	$289,119	$(54,687)	333	$326,147	$(56,045)
December 31, 2022
Debt securities:
U.S. Treasury notes	4	$19,100	$(588)	0	$0	$0	4	$19,100	$(588)
U.S. agency	7	$7,594	$(656)	3	$3,685	$(814)	10	$11,279	$(1,470)
U.S. agency mortgage-backed, residential	147	140,409	(11,071)	72	102,061	(22,284)	219	242,470	(33,355)
State and municipal	6	2,334	(210)	35	25,121	(5,945)	41	27,455	(6,155)
Corporates	11	11,610	(831)	20	20,665	(3,124)	31	32,275	(3,955)
Total temporarily impaired debt
securities, available-for-sale	175	$181,047	$(13,356)	130	$151,532	$(32,167)	305	$332,579	$(45,523)

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

As of September 30, 2023, the Corporation’s security portfolio consisted of 344 securities, 333 of which were in an unrealized loss position. Through September 30, 2023 the Corporation has collected all interest and principal on its investment securities as scheduled. The majority of the unrealized losses are related to the Corporation’s mortgage-backed securities, as discussed below:

Mortgage-Backed Securities

At September 30, 2023, 100% of the mortgage-backed securities held by the Corporation were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to have credit impairment at September 30, 2023.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2023 and December 31, 2022, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2023 and 2022. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2023 and 2022.

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

Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the quantitative calculations for the ACL. Loans that are individually evaluated under CECL will include loans in nonaccrual status and may include accruing loans that do not share similar risk characteristics within the evaluation. All individually evaluated loans in the current period were in nonaccrual status.

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

•Delinquency trends;

•Quality of the loan review system;

•Value of underlying collateral;

•Existence and effect of concentrations of credit and changes in the levels of such concentrations; and

•The effect of other external factors including legal, competition, local economic and their impact on credit losses.

The qualitative adjustments and projected impact are reviewed and considered by the Corporation’s Chief Credit Officer in discussion with the appropriate finance and executive personnel. During the quarter ending September 30, 2023, the quantitative allowance was positively impacted by forecasted improvements in the macroeconomic conditions such as national civilian unemployment rates and GDP. While these changes project an improvement in credit conditions, a decrease was experienced in commercial real estate prices. This resulted in a decision to increase the qualitative loss risk related to changes in national, regional and local conditions along with changes in the value of underlying collateral for commercial real estate loans. This increased risk will continue to be monitored and would expect to remain until forecasts for the unemployment rate and GDP again align with projections for commercial real estate pricing. While other areas of risk beyond the quantitative risk have been identified within the model, no additional changes were considered warranted in the allocated reserve ratios within the current quarter.

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2023. The portfolio is comprised of nine segments, commercial, commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied, residential real estate construction, residential real estate revolving, residential real estate multi family, residential real estate other and consumer as presented in the table below. Certain portfolio segments are further disaggregated for the purpose of estimating credit losses. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total
(dollars in thousands)	2023	Loans
Commercial loans	$171,490	10.1
Commercial real estate:
Construction	184,960	10.9
Owner occupied	347,857	20.4
Non-owner occupied	455,584	26.7
Residential real estate:
Construction	29,132	1.7
Revolving	105,169	6.2
Multi family	123,465	7.2
Other	273,170	16.0
Consumer	13,553	0.8
Gross Loans	1,704,380	100.0
Less: Allowance for credit losses	21,449
Net Loans	$1,682,931

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

The following tables presents the activity in the allowance for credit losses by segment as of and for the three and nine months ended September 30, 2023.

(dollars in thousands)	Balance, July 1, 2023	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, September 30, 2023

Commercial loans	$3,041	$(614)	$(190)	$768	$3,005
Commercial real estate:
Construction	3,542	451	0	0	3,993
Owner occupied	3,877	236	0	1	4,114
Non-owner occupied	6,125	36	0	0	6,161
Residential real estate:
Construction	93	(5)	0	0	88
Revolving	476	5	0	1	482
Multi family	1,907	75	0	0	1,982
Other	1,448	(43)	0	51	1,456
Consumer	172	(13)	(3)	12	168
Total	$20,681	$128	$(193)	$833	$21,449

(dollars in thousands)	Balance, January 1, 2023 - Pre ASC 326 Adoption	Impact of adopting ASC 326	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, September 30, 2023

Commercial loans	$4,783	$(235)	$(1,212)	$(1,248)	$917	$3,005
Commercial real estate:
Construction	1,829	1,121	1,043	0	0	3,993
Owner occupied	4,341	(69)	484	(683)	41	4,114
Non-owner occupied	6,387	(468)	242	0	0	6,161
Residential real estate:
Construction	230	(144)	2	0	0	88
Revolving	417	192	(234)	(27)	134	482
Multi family	1,205	194	583	0	0	1,982
Other	1,511	169	(293)	0	69	1,456
Consumer	33	167	(26)	(27)	21	168
Total	$20,736	$927	$589	$(1,985)	$1,182	$21,449

The following table presents the activity in and the composition of the allowance for loan losses in accordance with previously applicable GAAP by loan segment and class detail as of and for the three and nine months ended September 30, 2022.

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

Non-accrual Loans

The table below presents a summary of non-accrual loans at September 30, 2023. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, individually evaluated consumer related loans are partially or fully charged-off eliminating the need for specific allowance. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With a	Without a	Related	Interest Income
(dollars in thousands)	Related Allowance	Related Allowance	Allowance	Three months ended	Nine months ended
September 30, 2023
Commercial loans	$1,988	$1,996	$1,092	$136	$381
Commercial real estate:
Construction		40	0	0	107
Owner occupied	0	2,043	0	0	53
Non-owner occupied	0	204	0	0	0
Residential real estate:
Construction	0	0	0	0	36
Revolving	0	506	0	0	27
Multi family	0	0	0	0	0
Other	0	828	0	0	38
Consumer	0	0	0	0	0
Total	$1,988	$5,617	$1,092	$136	$642

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

The tables below presents a summary of average impaired loans and related interest income that was included for the three and nine months ended September 30, 2022. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended September 30, 2022
Builder & developer	$982	$0	$1,492	$0	$2,474	$0
Commercial real estate investor	2,855	4	0	0	2,855	4
Residential real estate investor	711	4	213	0	924	4
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,023	0	0	0	4,023	0
Agriculture	405	0	748	0	1,153	0
Service	0	0	0	0	0	0
Other commercial	0	0	4,179	0	4,179	0
Total impaired commercial related loans	8,976	8	6,632	0	15,608	8
Residential mortgage	842	6	0	0	842	6
Home equity	470	0	0	0	470	0
Other consumer	44	15	0	0	44	15
Total impaired consumer related loans	1,356	21	0	0	1,356	21
Total impaired loans	$10,332	$29	$6,632	$0	$16,964	$29

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Nine months ended September 30, 2022
Builder & developer	$986	$0	$746	$0	$1,732	$0
Commercial real estate investor	2,993	18	469	0	3,462	18
Residential real estate investor	466	27	106	0	572	27
Hotel/Motel	6,067	0	0	0	6,067	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	4,478	37	0	0	4,478	37
Agriculture	1,482	501	771	0	2,253	501
Service	0	0	486	0	486	0
Other commercial	996	177	3,596	0	4,592	177
Total impaired commercial related loans	17,468	760	6,174	0	23,642	760
Residential mortgage	452	13	280	8	732	21
Home equity	459	27	0	0	459	27
Other consumer	69	15	0	0	69	15
Total impaired consumer related loans	980	55	280	8	1,260	63
Total impaired loans	$18,448	$815	$6,454	$8	$24,902	$823

As of September 30, 2023 and December 31, 2022, there were approximately $5,600,000 and $9,400,000, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair value of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no allowance for credit losses was considered to be necessary.

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
							Revolving Loans	converted to Term
							Amortized Cost	Loans Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Basis	Cost Basis	Total
Commercial loans
Pass	$14,196	$44,255	$15,949	$4,712	$10,760	$9,893	$51,716	$0	$151,481
Special Mention	0	0	50	0	563	137	3,374	0	4,124
Substandard	38	649	2,784	13	12	1,168	7,237	0	11,901
Nonaccrual	0	360	599	0	625	1,000	1,400	0	3,984
Total	14,234	45,264	19,382	4,725	11,960	12,198	63,727	0	171,490
Gross write-offs	0	(26)	0	(15)	0	(968)	(239)	0	(1,248)

Commercial real estate:
Construction
Pass	$41,980	$74,921	$31,133	$11,922	$7,966	$8,474	$2,831	$0	$179,227
Special Mention	0	605	0	1,679	0	0	1,000	0	3,284
Substandard	0	0	0	2,409	0	0	0	0	2,409
Nonaccrual	0	0	0	0	0	40	0	0	40
Total	41,980	75,526	31,133	16,010	7,966	8,514	3,831	0	184,960
Gross write-offs	0	0	0	0	0	0	0	0	0

Owner occupied
Pass	$33,433	$60,051	$66,381	$24,657	$34,689	$94,644	$16,803	$0	$330,658
Special Mention	140	0	0	2,519	0	4,151	0	0	6,810
Substandard	250	0	1,263	0	0	6,404	429	0	8,346
Nonaccrual	0	0	1,785	0	0	258	0	0	2,043
Total	33,823	60,051	69,429	27,176	34,689	105,457	17,232	0	347,857
Gross write-offs	0	0	0	0	0	(683)	0	0	(683)

Non-owner occupied
Pass	$33,056	$120,640	$111,199	$63,341	$11,542	$111,059	$1,439	$0	$452,276
Special Mention	0	0	1,197	0	0	950	0	0	2,147
Substandard	0	0	0	0	0	957	0	0	957
Nonaccrual	0	0	0	50	0	154	0	0	204
Total	33,056	120,640	112,396	63,391	11,542	113,120	1,439	0	455,584
Gross write-offs	0	0	0	0	0	0	0	0	0

Residential real estate:
Construction
Pass	$8,388	$13,824	$2,155	$972	$1,556	$540	$1,697	$0	$29,132
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	8,388	13,824	2,155	972	1,556	540	1,697	0	29,132
Gross write-offs	0	0	0	0	0	0	0	0	0

Revolving
Pass	$9,616	$16,462	$1,099	$333	$638	$2,102	$74,413	$0	$104,663
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	34	0	0	0	0	472	0	506
Total	9,616	16,496	1,099	333	638	2,102	74,885	0	105,169
Gross write-offs	0	0	0	0	0	(8)	(19)	0	(27)

Multi family
Pass	$5,418	$26,836	$32,980	$19,625	$23,934	$9,442	$1,003	$0	$119,238
Special Mention	0	0	0	0	0	1,800	0	0	1,800
Substandard	0	0	0	0	0	2,427	0	0	2,427
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	5,418	26,836	32,980	19,625	23,934	13,669	1,003	0	123,465
Gross write-offs	0	0	0	0	0	0	0	0	0

Other
Pass	$50,055	$63,283	$43,265	$38,398	$18,221	$56,723	$956	$0	$270,901
Special Mention	0	0	0	52	0	1,012	42	0	1,106
Substandard	0	0	0	130	0	205	0	0	335
Nonaccrual	0	0	292	0	0	536	0	0	828
Total	50,055	63,283	43,557	38,580	18,221	58,476	998	0	273,170
Gross write-offs	0	0	0	0	0	0	0	0	0

Consumer
Pass	$3,843	$3,622	$1,708	$204	$111	$277	$3,788	$0	$13,553
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	3,843	3,622	1,708	204	111	277	3,788	0	13,553
Gross write-offs	0	(2)	0	(2)	0	(1)	(22)	0	(27)

Total Loans
Pass	$199,985	$423,894	$305,869	$164,164	$109,417	$293,154	$154,646	$0	$1,651,129
Special Mention	140	605	1,247	4,250	563	8,050	4,416	0	19,271
Substandard	288	649	4,047	2,552	12	11,161	7,666	0	26,375
Nonaccrual	0	394	2,676	50	625	1,988	1,872	0	7,605
Total	200,413	425,542	313,839	171,016	110,617	314,353	168,600	0	1,704,380

Total Gross Charge-Offs	$0	$(28)	$0	$(17)	$0	$(1,660)	$(280)	$0	$(1,985)

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2022
Builder & developer	$124,572	$1,010	$972	$1,773	$128,327
Commercial real estate investor	367,144	0	0	222	367,366
Residential real estate investor	262,406	0	0	856	263,262
Hotel/Motel	89,710	0	4,761	0	94,471
Wholesale & retail	59,930	56	686	0	60,672
Manufacturing	81,552	1,444	632	2,965	86,593
Agriculture	87,896	2,260	381	912	91,449
Service	68,373	384	4,337	0	73,094
Other	192,194	4,934	8,552	3,436	209,116
Total commercial related loans	1,333,777	10,088	20,321	10,164	1,374,350
Residential mortgage	134,850	0	141	349	135,340
Home equity	97,573	0	0	457	98,030
Other	25,137	0	0	0	25,137
Total consumer related loans	257,560	0	141	806	258,507
Total loans	$1,591,337	$10,088	$20,462	$10,970	$1,632,857

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by class segment at September 30, 2023.

			≥ 90 Days		Total Past
	30-59 Days	60-89 Days	Past Due		Due and
(dollars in thousands)	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total Loans
September 30, 2023
Commercial loans	$50	$0	$0	$3,984	$4,034	$167,456	$171,490
Commercial real estate:
Construction	0	1,679	0	40	1,719	183,241	184,960
Owner occupied	0	0	0	2,043	2,043	345,814	347,857
Non-owner occupied	0	0	0	204	204	455,380	455,584
Residential real estate:
Construction	0	0	0	0	0	29,132	29,132
Revolving	246	0	0	506	752	104,417	105,169
Multi family	0	0	0	0	0	123,465	123,465
Other	3	0	0	828	831	272,339	273,170
Consumer	24	0	0	0	24	13,529	13,553
Total	$323	$1,679	$0	$7,605	$9,607	$1,694,773	$1,704,380

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

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, lodging, agriculture land, and vacant land. At September 30, 2023 collateral dependent loans totaled $7,600,000.

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

The following table presents the amortized costs basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the prior 3 months, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Payment Delay &
(dollars in thousands)	Term Extension	Total Loan Class
September 30, 2023
Commercial real estate:
Construction	$1,679	0.91%
Residential real estate:
Multi family	1,800	1.46
Total	$3,479	0.20%

The following table presents the amortized costs basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the prior nine months, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Payment Delay &	Term
(dollars in thousands)	Term Extension	Extension	Total Loan Class
September 30, 2023
Commercial loans	$0	$1,748	1.02%
Commercial real estate:
Construction	1,679	0	0.91
Owner occupied	0	1,785	0.51
Residential real estate:
Multi family	1,800	0	1.46
Total	$3,479	$3,533	0.41%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2023:

Weighted-Average
Payment Delay &
(dollars in thousands)	Term Extension (months)
September 30, 2023
Commercial real estate:
Construction	4
Residential real estate:
Multi family	4

The Corporation has not committed to lend additional amounts to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

		Weighted-Average
	Weighted-Average	Payment Delay &
(dollars in thousands)	Term Extension (months)	Term Extension (months)
September 30, 2023
Commercial loans	8	0
Commercial real estate:
Construction	0	4
Owner occupied	8	0
Residential real estate:
Multi family	0	4

The Corporation has committed to lend additional amounts totaling $231,000 to the borrowers included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last three and nine months were past due or had a payment default at September 30, 2023.

Note 5—Deposits

The composition of deposits as of September 30, 2023 and December 31, 2022 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $96,000 at September 30, 2023, compared to $122,000 at December 31, 2022.

	September 30,	December 31,
(dollars in thousands)	2023	2022
Noninterest bearing demand	$398,486	$463,853
Interest bearing demand	271,192	289,298
Money market	651,655	646,702
Savings	141,316	161,228
Time deposits less than $100	229,638	210,331
Time deposits $100 to $250	145,467	123,002
Time deposits $250 or more	68,624	48,805
Total deposits	$1,906,378	$1,943,219

Note 6—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2023, the balance of securities sold under agreements to repurchase was $13,224,000 compared to $11,605,000 at December 31, 2022. At September 30, 2023, the balance of other short-term borrowings was $25,875,000 compared to $0 at December 31, 2022. Short-term borrowings at September 30, 2023 consisted of FHLB Open Repo Line of Credit advances at a variable rate. The rate at September 30, 2023 was 5.68 percent.

The following table presents a summary of long-term debt as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(dollars in thousands)	2023	2022
Junior subordinated debt
Due 2034, 7.69%, floating rate based on 3 month
SOFR plus 2.02%, callable quarterly	$3,093	$3,093
Due 2036, 7.11% floating rate based on 3 month
SOFR plus 1.54%, callable quarterly	7,217	7,217
Lease obligations included in long-term debt:
Finance lease liabilities	1,218	1,240
Total long term debt and junior subordinated debt	$11,528	$11,550
Subordinated notes
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,825	30,764
Total long-term debt	$42,353	$42,314

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

The components of lease expense were as follows:

	Three months ended
	September 30,
(dollars in thousands)	2023	2022
Operating lease cost	$171	$190

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	11	12
Total finance lease cost	$23	$24

Total lease cost	$194	$214

	Nine months ended
	September 30,
(dollars in thousands)	2023	2022
Operating lease cost	$519	$581

Finance lease cost:
Amortization of right-of-use assets	$36	$36
Interest on lease liability	33	36
Total finance lease cost	$69	$72

Total lease cost	$588	$653

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30,
	2023	2022
Operating cash flows from operating leases	$540	$547
Operating cash flows from financing leases	33	35
Financing cash flows from financing leases	24	21

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0	2,061
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Assets:
Operating leases right-of-use assets	$2,618	$3,072
Finance leases assets	959	994
Total lease assets	$3,577	$4,066

Liabilities:
Operating	$2,726	$3,204
Financing	1,218	1,240
Total lease liabilities	$3,944	$4,444

Weighted Average Remaining Lease Term (years)
Operating leases	6.6	6.9
Finance leases	20.4	21.2

Weighted Average Discount Rate
Operating leases	2.08%	2.14%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands:)	September 30, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2023	$162	$19
2024	638	75
2025	430	79
2026	324	80
2027	314	80
Thereafter	1,037	1,429
Total lease payments	2,905	1,762
Less imputed interest	(179)	(544)
Total	$2,726	$1,218

(dollars in thousands:)	December 31, 2022
Year Ending December 31,	Operating Leases	Finance Leases
2023	$701	$75
2024	638	75
2025	417	79
2026	324	80
2027	314	80
Thereafter	1,036	1,429
Total lease payments	3,430	1,818
Less imputed interest	(226)	(578)
Total	$3,204	$1,240

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

Banks are also subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure of a bank to meet capital requirements can cause bank regulators to initiate certain regulatory actions.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of September 30, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below sets for the Corporation’s and PeoplesBank’s capital positive relative to its respective regulatory capital requirements at September 30, 2023 and December 31, 2022.

					To Be Well Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual (1)		Adequacy Purposes (2) (3)		Provisions (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2023
Capital ratios:
Common equity Tier 1	$223,708	12.52%	$125,037	7.00%	$	n/a	n/a	%
Tier 1 risk based	233,708	13.08	151,831	8.50		n/a	n/a
Total risk based	285,982	16.01	187,556	10.50		n/a	n/a
Leverage	233,708	10.50	88,992	4.00		n/a	n/a

at December 31, 2022
Capital ratios:
Common equity Tier 1	$209,540	12.04%	$121,871	7.00%	$	n/a	n/a	%
Tier 1 risk based	219,540	12.61	147,986	8.50		n/a	n/a
Total risk based	271,040	15.57	182,806	10.50		n/a	n/a
Leverage	219,540	9.77	89,863	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2023
Capital ratios:
Common equity Tier 1	$260,933	14.63%	$124,818	7.00%		$115,903	6.50%
Tier 1 risk based	260,933	14.63	151,565	8.50		142,649	8.00
Total risk based	282,382	15.84	187,227	10.50		178,312	10.00
Leverage	260,933	11.75	88,852	4.00		111,065	5.00

at December 31, 2022
Capital ratios:
Common equity Tier 1	$245,896	14.15%	$121,667	7.00%		$112,976	6.50%
Tier 1 risk based	245,896	14.15	147,738	8.50		139,048	8.00
Total risk based	266,632	15.34	182,500	10.50		173,810	10.00
Leverage	245,896	10.96	89,705	4.00		112,131	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) The Corporation is currently not subject to the regulatory capital requirements imposed by Basel III on bank holding companies because the Corporation's consolidated assets did not exceed $3.0 billion as of September 30, 2023 and therefore qualified as a small bank holding company.

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

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2023. Under the approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during the three and nine months ended September 30, 2023.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $16,699,000 of standby letters of credit outstanding on September 30, 2023, compared to $23,601,000 on December 31, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2023 and December 31, 2022, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2023
Securities available-for-sale:
U.S. Treasury notes	$19,209	$19,209	$0	$0
U.S. agency	12,433	0	12,433	0
U.S. agency mortgage-backed, residential	243,579	0	243,579	0
State and municipal	28,066	0	28,066	0
Corporates	32,369	0	32,369	0
Other assets:
Loan-level interest rate swaps	851	0	851	0

December 31, 2022
Securities available-for-sale:
U.S. Treasury notes	$19,100	$19,100	$0	$0
U.S. agency	11,280	0	11,280	0
U.S. agency mortgage-backed, residential	250,102	0	250,102	0
State and municipal	29,399	0	29,399	0
Corporates	35,576	0	35,576	0
Other assets:
Loan-level interest rate swaps	8	0	8	0

Assets Measured at Fair Value on a Nonrecurring Basis

Individually evaluated loans

Individually evaluated loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At September 30, 2023, the fair value of individually evaluated loans with a valuation allowance or partial charge-off was $1,434,000, net of valuation allowances of $1,092,000 and charge-offs of $340,000.  At December 31, 2022 the fair value of impaired loans with a valuation allowance or charge-off was $2,742,000, net of valuation allowances of $2,484,000 and charge-offs of $1,916,000.

Foreclosed real estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2023 the fair value of foreclosed real estate assets was $383,000, net of a write-down down of $584,000. At December 31, 2022 the fair value of foreclosed real estate assets was $479,000, net of a write-down of $488,000.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2023
Individually evaluated commercial loans	$1,368	$0	$0	$1,368
Individually evaluated residential real estate:
Individually evaluated other	66	0	0	66
Impaired other real estate owned	383	0	0	383

December 31, 2022
Impaired builder & developer loans	$1,194	$0	$0	$1,194
Impaired residential real estate investor loans	57	0	0	57
Impaired agriculture loans	228	0	0	228
Impaired manufacture loans	150	0	0	150
Impaired other loans	1,114	0	0	1,114
Impaired other real estate owned	479	0	0	479

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
September 30, 2023
Individually evaluated commercial loans	$446	Appraisal (1)	Appraisal adjustments (2)	0%-9%	9%
Individually evaluated residential real estate:
Individually evaluated other	66	Appraisal (1)	Appraisal adjustments (2)	16%-16%	16%
Individually evaluated commercial loans	922	Business asset valuation (3)	Business asset valuation adjustments (4)	20%-50%	29%
Impaired other real estate owned	383	Appraisal (1)	Appraisal adjustments (2)	20%-25%	22%

December 31, 2022
Impaired builder & developer loans	$1,194	Appraisal (1)	Appraisal adjustments (2)	2%-22%	5%
Impaired residential real estate investor loans	57	Appraisal (1)	Appraisal adjustments (2)	6%-10%	8%
Impaired agriculture loans	228	Appraisal (1)	Appraisal adjustments (2)	5%-13%	9%
Impaired manufacturer loans	150	Appraisal (1)	Appraisal adjustments (2)	67%-67%	67%
Impaired other loans	1,114	Appraisal (1)	Appraisal adjustments (2)	0%-25%	5%
Impaired other real estate owned	479	Appraisal (1)	Appraisal adjustments (2)	0%-25%	22%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2023 and December 31, 2022.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2023
Financial assets
Cash and cash equivalents	$51,307	$51,307	$51,307	$0	$0
Securities available-for-sale	335,656	335,656	19,209	316,447	0
Restricted investment in bank stocks	2,152	N/A	N/A	N/A	N/A
Loans held for sale	1,103	1,125	0	1,125	0
Loans, net	1,682,931	1,570,158	0	0	1,570,158
Interest receivable	6,859	6,859	0	1,567	5,292
Interest rate swaps	851	851	0	851	0

Financial liabilities
Deposits	$1,906,378	$1,899,852	$0	$1,899,852	$0
Short-term borrowings	39,099	39,099	0	39,099	0
Long-term debt and junior subordinated debt (1)	10,310	9,239	0	0	9,239
Subordinated notes	30,825	28,531	0	28,531	0
Interest payable	1,458	1,458	0	1,458	0
Interest rate swaps	851	851	0	851	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2022
Financial assets
Cash and cash equivalents	$120,439	$120,439	$120,439	$0	$0
Securities available-for-sale	345,457	345,457	19,100	326,357	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	154	157	0	157	0
Loans, net	1,612,121	1,503,440	0	0	1,503,440
Interest receivable	6,624	6,624	0	948	5,676

Financial liabilities
Deposits	$1,943,219	$1,932,689	$0	$1,932,689	$0
Short-term borrowings	11,605	11,605	0	11,605	0
Long-term debt and junior subordinated debt (1)	10,310	10,165	0	0	10,165
Subordinated notes	30,764	29,145	0	29,145	0
Interest payable	492	492	0	492	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
September 30, 2023
Repurchase Agreements	$13,224	$0	$13,224	$(13,030)	$0	$0	$194

December 31, 2022
Repurchase Agreements	$11,605	$0	$11,605	$(13,767)	$0	$0	$(2,162)

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

The fair value and notional amount related to loan-level interest rate swaps are presented below:

	September 30, 2023		December 31, 2022
	Notional	Asset (Liability)	Notional	Asset (Liability)
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap with Customers
Positive Fair Values	$34,173	$851	$5,992	$8
Interest Rate Swaps with Counterparties
Negative Fair Values	$34,173	$(851)	$5,992	$(8)

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	September 30, 2023	December 31, 2022
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$851	$8
Gross amounts offset	851	8
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Cash Collateral	$0	$0
Net amounts	$0	$0

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

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

The schedule below presents selected performance metrics for the third quarter of both 2023 and 2022.

	Three months ended
	September 30,
	2023	2022
Basic earnings per share	$0.62	$0.75
Diluted earnings per share	$0.61	$0.75
Cash dividend payout ratio	27.61%	19.04%
Return on average assets	1.08%	1.25%
Return on average equity	12.64%	15.93%
Net interest margin (tax equivalent basis)	3.64%	3.66%
Net overhead ratio	2.14%	2.04%
Efficiency ratio	66.95%	63.51%
Average equity to average assets	8.55%	7.84%

The Corporation’s net income (earnings) was $5,917,000 for the quarter ended September 30, 2023, as compared to $7,154,000 for the quarter ended September 30, 2022, a decrease of $1,237,000 or 17 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2023 was $19,372,000, a decrease of $979,000 or 5 percent compared to net interest income of $20,351,000 for the third quarter 2022.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.64 percent for the third quarter 2023 compared to 3.66 percent for the third quarter 2022. The net interest margin contraction was primarily the result of higher rates on interest bearing demand deposits and time deposits, offset by higher rates on commercial loans.

Total interest income for the third quarter 2023 totaled $29,073,000, an increase of $6,400,000 or 28 percent above the amount of total interest income for the third quarter 2022. The change was primarily a result of higher rates on commercial loans.

Interest and dividend income on investments increased $519,000 or 24 percent in the third quarter 2023 compared to the same period in 2022. The average balance of the investment securities portfolio increased $20,056,000 or 5 percent when comparing the third quarter 2023 to the same period in 2022. The tax-equivalent yield on investments for the third quarter 2023 was 2.75 percent or 39 basis points higher than the 2.36 percent realized in the third quarter 2022. The average balance of interest bearing deposits with banks decreased $233,530,000 or 90 percent in the third quarter 2023 compared to the third quarter 2022. The yield on the interest bearing deposits with banks increased 309 basis points when comparing the third quarter 2023 to the same period in 2022.

Interest income on loans increased $7,006,000 or 37 percent in the third quarter 2023 compared to the same period in 2022. The average balance of outstanding loans, primarily commercial loans, increased $119,721,000 or 8 percent comparing the third quarter 2023 to the same period in 2022. Higher rates on commercial loans was the primary driver of the increase in interest income on loans. The tax-equivalent yield on loans for the third quarter 2023 was 6.08 percent or 130 basis points higher than the 4.78 percent experienced in the third quarter 2022.

Total interest expense for the third quarter 2023 was $9,701,000, an increase of $7,379,000 or 318 percent as compared to total interest expense of $2,322,000 for the third quarter 2022. The change was primarily the result of the higher cost of interest bearing demand and time deposits.

Interest expense on deposits increased $6,933,000 or 384 percent in the third quarter 2023 compared to the same period in 2022. The average rate paid on interest bearing deposits was 2.31 percent in the third quarter 2023 or 185 basis points higher than the average rate paid of 0.46 percent in the third quarter 2022. The average balance of interest bearing deposits for the third quarter 2023 decreased by $51,565,000 or 3 percent compared to the third quarter 2022. Also, noninterest-bearing deposits decreased, with the average volume for the third quarter 2023 decreasing 18 percent to $401,734,000 as compared to $489,589,000 for the third quarter 2022.

For the third quarter 2023 interest expense on all borrowings increased $446,000 or 87 percent compared to the third quarter 2022. Short-term borrowings consisting of repurchase agreements and other short-term borrowings, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) Open Repo Line of Credit averaged $38,726,000 for the third quarter 2023, compared to an average balance of $13,255,000 for the third quarter 2022. The rate on average short-term borrowings for the third quarter 2023 was 3.86 percent, an increase as compared to a rate of 0.39 percent for the third quarter 2022. Long-term debt, which includes junior subordinated trust preferred securities, finance leases and long-term FHLBP borrowings, averaged $14,356,000 for the third quarter 2023 and $15,047,000 for the third quarter 2022. For the third quarter 2023, the rate on average long-term debt was 5.94 percent, an increase of 243 basis points as compared to a rate of 3.51 percent for the third quarter 2022. Subordinated debentures, issued in December 2020 by the Corporation, averaged $30,818,000 for the third quarter 2023 and $30,737,000 for the third quarter 2022.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$26,772	$361	5.35%	$260,302	$1,486	2.26%
Investment securities:
Taxable	371,603	2,606	2.78	347,656	2,080	2.37
Tax-exempt	22,523	128	2.25	26,414	142	2.13
Total investment securities	394,126	2,734	2.75	374,070	2,222	2.36

Loans:
Taxable (1)	1,677,117	25,829	6.11	1,556,060	18,817	4.80
Tax-exempt	21,721	213	3.89	23,057	222	3.82
Total loans	1,698,838	26,042	6.08	1,579,117	19,039	4.78
Total earning assets	2,119,736	29,137	5.45	2,213,489	22,747	4.08
Other assets (2)	71,008			78,942
Total assets	$2,190,744			$2,292,431
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$917,983	$5,542	2.40%	$982,174	$1,238	0.50%
Savings	146,038	11	0.03	166,275	13	0.03
Time	435,439	3,187	2.90	402,576	556	0.55
Total interest bearing deposits	1,499,460	8,740	2.31	1,551,025	1,807	0.46
Short-term borrowings	38,726	377	3.86	13,255	13	0.39
Long-term debt and junior subordinated debt	14,356	215	5.94	15,047	133	3.51
Subordinated notes	30,818	369	4.75	30,737	369	4.76
Total interest bearing liabilities	1,583,360	9,701	2.43	1,610,064	2,322	0.57

Noninterest bearing deposits	401,734			489,589
Other liabilities	18,439			12,992
Shareholders' equity	187,211			179,786

Total liabilities and
shareholders' equity	$2,190,744			$2,292,431
Net interest income (tax equivalent basis)		$19,436			$20,425
Net interest margin (3)			3.64%			3.66%
Tax equivalent adjustment		(64)			(74)
Net interest income		$19,372			$20,351

(1)Average balance includes average nonaccrual loans of $8,035,000 for 2023 and $15,775,000 for 2022.

Interest includes net loan fees of $798,000 for 2023 and $1,006,000 for 2022.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2023 vs. 2022
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(1,333)	$208	$(1,125)
Investment securities:
Taxable	139	387	526
Tax-exempt	(21)	7	(14)
Loans:
Taxable	1,017	5,995	7,012
Tax-exempt	(13)	4	(9)
Total interest income	(211)	6,601	6,390
Interest Expense
Deposits:
Interest bearing demand	(35)	4,339	4,304
Savings	(2)	0	(2)
Time	48	2,583	2,631
Short-term borrowings	0	364	364
Long-term debt and junior subordinated debt	(4)	86	82
Subordinated notes	1	(1)	0
Total interest expense	8	7,371	7,379
Net interest income (tax equivalent basis)	$(219)	$(770)	$(989)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for credit losses. Total provision for credit losses, including off-balance sheet exposures, for the third quarter 2023 was a provision of $251,000. Recoveries on previously charged-off loans attributed $833,000 and other impacts, primarily increases in qualitative reserves, attributed $1,254,000 to the change in provision for the quarter. These were offset by attributions related to charge-offs of $192,000 and attributions associated with changes in quantitative reserves related to economic conditions of $1,127,000, resulting in a net change in provision in the third quarter 2023 of $768,000. The allowance as a percentage of total loans was 1.26 percent at September 30, 2023, as compared to 1.27 percent at December 31, 2022 and 1.39 percent at September 30, 2022.

More information about the allowance for credit losses can be found in this report under the caption Allowance for Credit Losses on page 56.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter 2023, compared to the third quarter 2022.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Trust and investment services fees	$1,293	$1,141	$152	13%
Income from mutual fund, annuity and insurance sales	315	283	32	11
Service charges on deposit accounts	1,598	1,395	203	15
Income from bank owned life insurance	396	322	74	23
Other income	549	528	21	4
Gain on sales of loans held for sale	42	42	0	0
Loss on sales of assets held for sale	0	(100)	100	100
Total noninterest income	$4,193	$3,611	$582	16%

The discussion that follows addresses changes in selected categories of noninterest income.

Service charges on deposit accounts—The $203,000 or 15 percent increase in service charges on deposit accounts is primarily due to higher volume of overdraft fees.

Income from bank owned life insurance—The $74,000 or 23 percent increase in income from bank owned life insurance is primarily due to death benefits paid during the third quarter 2023.

Loss on sales of assets held for sale—The $100,000 or 100 percent change in loss on sales of assets held for sale was due to the loss recognized in the third quarter 2022 related to the disposition of a closed retail branch.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter 2023, compared to the third quarter 2022.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Personnel	$9,412	$9,243	$169	2%
Occupancy of premises, net	853	943	(90)	(10)
Furniture and equipment	798	852	(54)	(6)
Professional and legal	549	367	182	50
Marketing	347	507	(160)	(32)
FDIC insurance	245	190	55	29
Debit card processing	546	455	91	20
Charitable donations	62	56	6	11
External data processing	974	981	(7)	(1)
Impaired loan carrying costs	107	217	(110)	(51)
Other	2,003	1,511	492	33
Total noninterest expense	$15,896	$15,322	$574	4%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $169,000 or 2 percent increase in personnel expense is attributed to higher variable compensation accruals in the third quarter 2023.

Professional and legal—The $182,000 or 50 percent increase in professional and legal expense is attributed to higher legal fees associated with corporate matters and higher consulting fees related to partial outsourcing of loan reviews and internal audits in the third quarter 2023.

Marketing—The $160,000 or 32 percent decrease in marketing expense is related to the marketing campaigns related to the new Hunt Valley Connections Center in the third quarter 2022.

FDIC insurance—The $55,000 or 29 percent increase in FDIC insurance expense is attributed to higher assessment rates during the current period.

Debit card processing—The $91,000 or 20 percent increase in debit card processing expense is attributed to incentive credits received in the third quarter 2022.

Impaired loan carrying costs—The $110,000 or 51 percent decrease in impaired loan carrying costs is attributed to the recovery of costs of prior periods during the current quarter.

Other—The $492,000 or 33 percent increase in other expense is associated with debit card dispute charge offs, higher appraisal expenses and new checking account rewards in the third quarter 2023 compared to the prior period. Several other categories increased slightly as attendance at seminars, business meetings and business development activities normalize following COVID.

Provision for Income Taxes

The provision for income taxes for the third quarter 2023 was $1,501,000 a decrease of $552,000 or 27 percent as compared to the third quarter 2022. The decrease was attributed to lower pre-tax net income for the third quarter 2023 compared to the third quarter 2022. The effective tax rate for the three months ended September 30, 2023 and September 30, 2022 was 20.2 percent and 22.3 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

The Corporation’s net income (earnings) was $19,520,000 for the first nine months of 2023 compared to $12,160,000 for the first nine months of 2022, an increase of $7,360,000 or 61 percent.

The schedule below presents selected performance metrics for the first nine months of both 2023 and 2022.

	Nine months ended
	September 30,
	2023	2022
Basic earnings per share	$2.03	$1.28
Diluted earnings per share	$2.03	$1.27
Cash dividend payout ratio	24.09%	35.21%
Return on average assets	1.20%	0.69%
Return on average equity	14.07%	8.78%
Net interest margin (tax equivalent basis)	3.81%	3.21%
Net overhead ratio	2.06%	1.99%
Efficiency ratio	63.32%	70.44%
Average equity to average assets	8.50%	7.90%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the nine months ended September 30, 2023 was $59,826,000, an increase of $6,035,000 or 11 percent compared to net interest income of $53,791,000 for the first nine months of 2022. The primary contributor to the increase was higher rates on commercial loans, partially offset by higher cost of interest bearing demand deposits and time deposits.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.81 percent for the first nine months of 2023, representing an increase compared to the 3.21 percent net interest margin for the first nine months of 2022. The net interest margin expansion was predominantly the result of higher rates on commercial loans, partially offset by higher rates on interest bearing demand deposits and time deposits.

Total interest income for the first nine months of 2023 totaled $83,356,000, an increase of $24,103,000 or 41 percent above the amount of total interest income for the first nine months of 2022. The change was primarily a result of higher rates on commercial loans.

Interest income on loans increased $22,374,000 or 43 percent in the first nine months of 2023 compared to the same period in 2022. The average balance of outstanding loans increased $107,301,000 or 7 percent in the first nine months of 2023 compared to the first nine months of 2022.

Investment income for the first nine months of 2023 increased $2,501,000 or 46 percent compared to the first nine months of 2022. The average balance of investment securities increased $59,513,000 or 18 percent in the first nine months of 2023 compared to the first nine months of 2022, reflecting the change in mix of earning assets from interest bearing deposits with banks to investment securities. The tax-equivalent yield on investments for the first nine months of 2023 was 2.72 percent or 51 basis points higher than the 2.21 percent experienced during the first nine months of 2022. The average balance of interest bearing deposits with banks decreased $314,356,000 or 88 percent in the first nine months of 2023 compared to the first nine months of 2022. The yield on interest bearing deposits with banks was 4.92 percent for the first nine months of 2023, an increase of 404 basis points from 0.88 percent in the first nine months of 2022.

Total interest expense for the first nine months of 2023 was $23,530,000, an increase of $18,068,000 or 331 percent as compared to total interest expense of $5,462,000 for the first nine months of 2022. The change in interest expense was primarily a result of an increase in the cost of interest bearing demand deposits and time deposits.

Interest expense on deposits increased $17,075,000 or 440 percent in the first nine months of 2023 compared to the same period in 2022. The change was due primarily to an increase in the cost of interest bearing demand deposits and time deposits. The average balance of interest-bearing deposits for the first nine months of 2023 decreased $101,977,000 or 6 percent compared to the average for the first nine months of 2022. The average rate paid on interest-bearing deposits in the first nine months of 2023 was 1.90 percent, an increase of 157 basis points from the average rate of 0.33 percent paid on interest-bearing deposits during the first nine months of 2022. Also, noninterest-bearing deposits decreased, with the average volume for the first nine months of 2023 decreasing 16 percent to $421,397,000 as compared to $501,243,000 for the first nine months of 2022.

Interest expense on total borrowings for the first nine months of 2023 increased 63 percent compared to the first nine months of 2022, primarily due to higher rates on borrowings, except subordinated notes, which are currently at a fixed rate. Short-term borrowings consisting of repurchase agreements and other short-term borrowings, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) Open Repo Line of Credit averaged $32,014,000 for the first nine months of 2023, compared to an average balance of $11,780,000 for the first nine months of 2022. The rate on average short-term borrowings for the first nine months of 2023 was 3.56 percent, an increase as compared to a rate of 0.40 percent for the same period in 2022. Long-term debt, which includes junior subordinated trust preferred securities, finance leases and long-term FHLBP borrowings, averaged $14,521,000 for the first nine months of 2023 and $20,049,000 for the first nine months of 2022. The decrease was attributable to FHLBP advances totaling $10,000,000 which matured and were repaid in the second quarter of 2022. For the first nine months of 2023, the rate on average long-term debt was 5.68 percent, an increase of 274 basis points as compared to a rate of 2.94 percent for the first nine months of 2022. Subordinated debentures, issued in December 2020 by the Corporation, averaged $30,798,000 for the first nine months of 2023 and $30,717,000 for the first nine months of 2022.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$43,232	$1,590	4.92%	$357,588	$2,362	0.88%
Investment securities:
Taxable	370,376	7,623	2.75	308,214	5,111	2.22
Tax-exempt	22,877	374	2.19	25,526	398	2.08
Total investment securities	393,253	7,997	2.72	333,740	5,509	2.21

Loans:
Taxable (1)	1,645,243	73,319	5.96	1,543,502	51,059	4.42
Tax-exempt	22,200	644	3.88	16,640	509	4.09
Total loans	1,667,443	73,963	5.93	1,560,142	51,568	4.42
Total earning assets	2,103,928	83,550	5.31	2,251,470	59,439	3.53
Other assets (2)	71,693			84,516
Total assets	$2,175,621			$2,335,986
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$906,847	$13,615	2.01%	$986,805	$1,999	0.27%
Savings	152,363	35	0.03	162,538	37	0.03
Time	413,646	7,304	2.36	425,490	1,843	0.58
Total interest bearing deposits	1,472,856	20,954	1.90	1,574,833	3,879	0.33
Short-term borrowings	32,014	852	3.56	11,780	35	0.40
Long-term debt and junior subordinated debt	14,521	617	5.68	20,049	441	2.94
Subordinated notes	30,798	1,107	4.81	30,717	1,107	4.82
Total interest bearing liabilities	1,550,189	23,530	2.03	1,637,379	5,462	0.45

Noninterest bearing deposits	421,397			501,243
Other liabilities	19,064			12,766
Shareholders' equity	184,971			184,598

Total liabilities and
shareholders' equity	$2,175,621			$2,335,986
Net interest income (tax equivalent basis)		$60,020			$53,977
Net interest margin (3)			3.81%			3.21%
Tax equivalent adjustment		(194)			(186)
Net interest income		$59,826			$53,791

(1)Average balance includes average nonaccrual loans of $8,327,000 for 2023 and $26,206,000 for 2022.

Interest includes net loan fees of $2,308,000 for 2023 and $3,653,000 for 2022.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2023 vs. 2022
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(2,076)	$1,304	$(772)
Investment securities:
Taxable	1,015	1,497	2,512
Tax-exempt	(41)	17	(24)
Loans:
Taxable	2,432	19,828	22,260
Tax-exempt	170	(35)	135
Total interest income	1,500	22,611	24,111
Interest Expense
Deposits:
Interest bearing demand	(139)	11,755	11,616
Savings	(2)	0	(2)
Time	(51)	5,512	5,461
Short-term borrowings	2	815	817
Long-term debt and junior subordinated debt	(123)	299	176
Subordinated notes	3	(3)	0
Total interest expense	(310)	18,378	18,068
Net interest income (tax equivalent basis)	$1,810	$4,233	$6,043

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for credit losses. Total provision for credit losses, including off-balance sheet exposures, for the first nine months of 2023 was $912,000. The allowance as a percentage of total loans was 1.26 percent at September 30, 2023, as compared to 1.27 percent at December 31, 2022 and 1.39 percent at September 30, 2022.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 56.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2023, compared to the first nine months of 2022.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Trust and investment services fees	$3,770	$3,440	$330	10%
Income from mutual fund, annuity and insurance sales	1,007	958	49	5
Service charges on deposit accounts	4,624	4,045	579	14
Income from bank owned life insurance	1,047	941	106	11
Other income	1,998	1,479	519	35
Gain on sales of loans held for sale	48	621	(573)	(92)
Gain (loss) on sales of assets held for sale	118	(100)	218	218
Loss on sales of securities	(388)	0	(388)	(100)
Total noninterest income	$12,224	$11,384	$840	7%

The discussion that follows addresses changes in selected categories of noninterest income.

Service charges on deposit accounts—The $579,000 or 14 percent increase in service charges on deposit accounts is attributable to an increase in overdraft fees in the current period.

Other income—The $519,000 or 35 percent increase in other income is attributable to fees associated with interest rate swaps recognized in the current period.

Gain on sales of loans held for sale—The $573,000 or 92 percent decrease in gain on sales of loans is due to the sale of a smaller volume of mortgage loans to the secondary market during the current period.

Gain on sales of assets held for sale—The $218,000 or 218 percent increase in gain on sales of assets is due to the sale of the Gardenville branch real estate during the current period.

Loss on sales of securities—There was a $388,000 loss on sales of securities in the current period compared to no sales of securities in the prior period.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2023, compared to the first nine months of 2022.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%

Personnel	$27,943	$26,124	$1,819	7%
Occupancy of premises, net	2,711	2,844	(133)	(5)
Furniture and equipment	2,514	2,551	(37)	(1)
Professional and legal	1,395	2,281	(886)	(39)
Marketing	1,010	1,340	(330)	(25)
FDIC insurance	739	617	122	20
Debit card processing	1,456	1,222	234	19
Charitable donations	993	971	22	2
External data processing	3,027	2,820	207	7
(Recovery of) impaired loan carrying costs	(229)	512	(741)	(145)
Other	4,624	4,939	(315)	(6)
Total noninterest expense	$46,183	$46,221	$(38)	(0)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,819,000 or 7 percent increase in personnel expense is attributed to higher variable compensation accruals in the current period.

Professional and legal—The $886,000 or 39 percent decrease in professional and legal expense is primarily due to corporate matters in the prior period.

Marketing—The $330,000 or 25 percent decrease in marketing expense is due to activity with branding and marketing campaigns in the prior period.

FDIC insurance—The $122,000 or 20 percent increase in FDIC insurance expense is attributed to higher assessment rates in the current period.

Debit card processing—The $234,000 or 19 percent increase in debit card processing expense is attributed to higher reliance by our clients on electronic access to their accounts in the current period.

(Recovery of) impaired loan carrying costs—The $741,000 or 145 percent decrease in impaired loan carrying costs is attributed to the recovery of costs associated with impaired loans during the current period.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2023 was $5,435,000 an increase of $2,075,000 or 62 percent as compared to the nine months ended September 30, 2022. The increase was attributed to higher pre-tax net income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was 21.8 percent and 21.7 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On September 30, 2023, interest bearing deposits with banks totaled $28,858,000, a decrease of $70,919,000 or 71 percent, compared to the level at year-end 2022. The decrease is primarily due to an increase in commercial loans, resulting in a use of cash.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On September 30, 2023, the fair value of investment securities available-for-sale totaled $335,656,000, which represented a decrease of $9,801,000 as compared to the fair value of investment securities at year-end 2022. Purchases of securities did not exceed the cash flows from principal reductions and maturities during the first nine months of 2023.

Restricted Investments in Bank Stock, at Cost

On September 30, 2023, restricted investments in bank stock, at cost, was $2,152,000, which was $1,197,000 or 125 percent higher than the level at year-end 2022. This was attributable to short-term borrowings of $25,875,000 with FHLBP, which requires a corresponding membership stock purchase.

Loans Held For Sale

On September 30, 2023, loans held for sale totaled $1,103,000, which was $949,000 or 616 percent higher than the level at year-end 2022. This was primarily attributable to SBA loans held for sale at the end of the period.

Loans Held For Investment

On September 30, 2023, total loans, net of deferred fees, were $1.70 billion, which was $71,523,000 or 4 percent higher than the level at year-end 2022. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans and Allowance for Credit Losses.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2023, deposits totaled $1.91 billion, which reflected a $36,841,000 or 2 percent decrease compared to the level at year-end 2022. Of the decrease in total deposits, $65,367,000 is attributable to noninterest bearing deposits, offset by a $28,526,000 increase in interest bearing deposits, primarily money market accounts and time deposits. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. At September 30, 2023, 83% of the Bank’s deposits were estimated to be FDIC-insured, and an additional 7% of deposits were fully collateralized. The composition of the Corporation’s total deposit portfolio is provided in Note 5—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $39,099,000 at September 30, 2023, which reflected a $27,494,000 or 237 percent increase compared to the level at year-end 2022. At September 30, 2023, the balance of other short-term borrowings was $25,875,000 compared to $0 at December 31, 2022, which consisted of FHLBP Open Repo line of credit advances.

Long-term Debt and Subordinated Debentures

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On September 30, 2023, long-term debt, including subordinated debentures totaled $42,353,000 compared to $42,314,000 at year-end 2022. A listing of outstanding long-term debt obligations is provided in Note 6—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $183,363,000 on September 30, 2023, an increase of $6,063,000 or 3 percent compared to the level at year-end 2022. The increase was primarily attributable to net income of $19,520,000, partially offset by dividends paid of $4,701,000 for the nine months ended September 30, 2023 and the adoption of ASC Topic 326 (CECL) of $2,100,000.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.17 per share on October 10, 2023, payable on November 14, 2023, to shareholders of record at the close of business on October 24, 2023. The cash dividend follows a quarterly cash dividend of $0.16 per share distributed in February 2023 and May 2023 and a quarterly cash dividend of $0.17 per share distributed in August 2023.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2023 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on September 30, 2023 and had no regulatory dividend restrictions (see Note 8—Regulatory Matters to the financial statements).

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

Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At September 30, 2023, the Corporation has $133,600,000 outstanding loan balances related to office space. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metro markets.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at September 30, 2023 was $7,988,000, which decreased by $3,461,000 or 30 percent when compared to year-end 2022, of which $1,213,000 relates to troubled debt restructured loans reported under previously applicable GAAP. The decrease was primarily attributed to the repayment of nonaccrual loans during the year.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2023 compared to December 31, 2022.

Table 9 – Nonperforming assets

(dollars in thousands)	September 30, 2023
Nonaccrual loans:
Commercial loans	$3,984
Commercial real estate:
Construction	40
Owner occupied	2,043
Non-owner occupied	204
Residential real estate:
Revolving	506
Other	828
Total nonaccrual loans	$7,605

Other Real Estate Owned	$383
Total Nonperforming assets	$7,988

Individually evaluated loans without a valuation allowance	$5,617
Individually evaluated loans with a valuation allowance	1,988
Total individually evaluated loans	$7,605
Valuation allowance related to individually evaluated loans	$1,092

Nonperforming loans as a % of total loans	0.45%
Nonperforming assets to total loans and foreclosed real estate	0.47%
Nonperforming assets as a % of total period-end assets	0.36%
ACL as a % of nonperforming loans	282.03%
ACL as a % of nonperforming assets	268.50%
ACL as a % of total loans	1.26%

Nonaccrual loans as a % of applicable portfolio:
Commercial loans	2.32%
Commercial real estate:
Construction	0.02%
Owner occupied	0.59%
Non-owner occupied	0.04%
Residential real estate:
Revolving	0.48%
Other	0.30%

(dollars in thousands)	December 31, 2022
Nonaccrual loans:
Builder & developer	$1,773
Commercial real estate investor	222
Residential real estate investor	856
Manufacturing	2,965
Agriculture	912
Commercial other	3,436
Residential mortgages	349
Home equity	457
Total nonaccrual loans	$10,970
Troubled debt restructurings (TDRs):
Performing	$1,213
Total TDR loans	$1,213
Other Real Estate Owned:	$479
Total Nonperforming assets	$11,449

Impaired loans without a valuation allowance	$9,400
Impaired loans with a valuation allowance	2,783
Total impaired loans	$12,183
Valuation allowance related to impaired loans	$2,484

Nonaccrual loans as a % of total loans	0.67%
Nonperforming loans as a % of total loans	0.67%
Nonperforming assets as a % of total period-end assets	0.52%
ALL as a % of nonaccrual loans	189.02%
ALL as a % of nonperforming assets	181.12%
ALL as a % of total loans	1.27%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.38%
Commercial real estate investor	0.06%
Residential real estate investor	0.33%
Manufacturing	3.42%
Agriculture	1.00%
Commercial other	1.64%
Residential mortgages	0.26%
Home equity	0.47%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2023, the nonperforming loan portfolio balance totaled $7,605,000, compared to $10,970,000 at year-end 2022. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. Foreclosed real estate was $383,000 as of September 30, 2023 and $479,000 as of December 31, 2022. A write-down of $96,000 was recorded during the nine months ended September 30, 2023.

Allowance for Credit Losses (ACL)

The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for credit losses. The Corporation records a provision for credit losses in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses.

The ACL on loans was $21,449,000 as of September 30, 2023 and $20,736,000 as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.26 percent as of September 30, 2023 and 1.27 percent as of December 31, 2022. As detailed in Note 1–Summary of Significant Accounting Policies, the ACL increased $927,000 at the adoption of CECL.

The ACL as a percentage of nonperforming loans was 282.03 percent as of September 30, 2023 and 189.02 percent as of December 31, 2022. The ACL as a percentage of nonperforming assets was 268.50 percent as of September 30, 2023 and 181.12 percent as of December 31, 2022.

The ACL on unfunded commitments was $2,212,000 as of September 30, 2023 and $0 as of December 31, 2022. The Corporation recorded $323,000 of provision for credit losses on unfunded commitments for the nine months ended September 30, 2023, compared to none in the prior year. Similar to the increase in ACL on loans, the increase in ACL and provision expense on unfunded commitments was related to the adoption of CECL.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2023, we believe that liquidity was adequate based upon the availability of unpledged available-for-sale securities with a fair value totaling approximately $108,054,000. With an unrealized loss of $42,869,000, liquidation options would need to be considered, however there would be options for pledging of these securities to other borrowing sources. Although the Corporation has not utilized the Federal Reserve’s Bank Term Funding Facility as of September 30, 2023, the program has attractive features, such as being able to borrow based on the par values (rather than market values) of a bank’s investment securities that are pledged as collateral. For this reason, the program would be considered among the Corporation’s other wholesale borrowing options if additional liquidity was needed. Available credit from the Federal Home Loan Bank of Pittsburgh totals approximately $723,088,000. The Corporation’s loan-to-deposit ratio was 89.4 percent as of September 30, 2023, 84.0 percent as of December 31, 2022 and 89.3 percent as of June 30, 2022.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments at September 30, 2023, totaled $733,233,000 and consisted of $640,385,000 in unfunded commitments under existing loan facilities, $76,139,000 to grant new loans and $16,699,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at September 30, 2023.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$654	0.82%	(7.50)%
(100)	$642	0.81%	(7.50)%

+200	$1,310	1.65%	(15.00)%
(200)	$589	0.74%	(15.00)%

+300	$1,978	2.49%	(25.00)%
(300)	$(5)	(0.01)%	(25.00)%

+400	$2,662	3.36%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of September 30, 2023, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

Other than the risk factors set for below, there have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in the Corporation’s 2022 10-K.

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

The Corporation’s Board of Directors approved a new Share Repurchase Program in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program are required to be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. There was no activity under the new Program during the three and nine months ended September 30, 2023.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

November 6, 2023	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

November 6, 2023	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)