Form 10-K
period 2023-12-31
CODORUS VALLEY BANCORP INC
filed 2024-03-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-K

_____________________________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $181,853,487 as of June 30, 2023.

As of March 1, 2024, Codorus Valley Bancorp, Inc. had 9,642,669 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORTED BY REFERENCE

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

The disclosures set forth in this Item are qualified by the section captioned “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” contained in Part I, Items 1A, and other cautionary statements set forth elsewhere in this report.

Codorus Valley Bancorp, Inc.

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary that is used, as needed, to hold certain foreclosed assets pending liquidation. On December 31, 2023, Codorus Valley had total consolidated assets of $2.19 billion, total deposits and other liabilities of $2.00 billion, and total shareholders’ equity of $199,605,000.

Proposed Transaction

On December 12, 2023, Codorus Valley Bancorp, Inc. and Orrstown Financial Services, Inc., a Pennsylvania corporation (“Orrstown”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Codorus Valley will be merged with and into Orrstown, with Orrstown as the surviving corporation (the “Merger”). Promptly following the Merger, PeoplesBank will be merged with and into Orrstown Bank, a Pennsylvania chartered bank,, which is the wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank (the “Bank Merger”). The Merger and the Bank Merger are collectively referred to in the Form 10-K as the “Proposed Transaction.”

The Proposed Transaction has been approved by the board of directors of Codorus Valley and Orrstown and is expected to close in the third quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Orrstown and Codorus Valley shareholders. Upon completion of the Proposed Transaction, Orrstown shareholders are expected to own approximately 56% of the outstanding shares of the combined company and Codorus Valley shareholders are expected to own approximately 44% of the outstanding shares of the combined company. A copy of the Merger Agreement is included as Exhibit 2.1 to the Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Securities and Exchange Commission on December 12, 2023.

PeoplesBank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of consumer, business, wealth management, and mortgage services at financial centers located in communities throughout South Central Pennsylvania and Central Maryland. In addition to the twenty-two full service financial centers, it has eight financial centers located primarily within retirement communities that provide a full suite of services. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2023, PeoplesBank had total loans of $1.71 billion, excluding loans held for sale, and total deposits of $1.87 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 15.1 percent of the market as of June 30, 2023, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2023, the largest indebtedness of a single PeoplesBank client was approximately $26,683,000 or 1.4 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $42,821,000. Also at December 31, 2023, 83% of deposits are estimated to be FDIC-insured and an additional 7% were fully collateralized.

Most of the Corporation's business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County and Baltimore County. Although this market area may pose a concentration risk geographically, we believe that the diverse local economies and our detailed knowledge of the client base lessens this risk.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had four wholly-owned nonbank subsidiaries as of December 31, 2023, that were consolidated for financial reporting purposes.

One such subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2023, none of the three of these foreclosed asset subsidiaries was active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2023.

Human Capital

As of December 31, 2023, the Corporation employed 317 full-time associates and 24 part-time associates, compared to 318 full-time and 23 part-time associates as of December 31, 2022. Average tenure of our associate base is 7.33 years. The Board and Executive Leadership Team have established the following mission, vision and values for the Corporation:

Mission: To be community builders with an unwavering commitment to:

•Helping our clients achieve their dreams and live confidently

•Cultivating a work environment where our associates can thrive and make a difference

•Delivering value and prosperity for our shareholders

Vision: To attract lifetime clients by being best in class

Values: Act Honorably, Care Deeply & Go Further, Create Opportunities, Pursue Growth, Drive Performance and Live We Before Me

We recognize that our ability to create value on a consistent basis is highly dependent upon the effectiveness of our team. The Corporation’s key human capital management objectives are to attract and retain diverse talent that aligns with our values and culture. Our talent strategy focuses on acquiring new associates through branding and outreach programs, developing associates through an extensive onboarding program, ongoing learning and development, mentoring and performance management and retaining associates through recognition, engagement and a competitive total rewards package.

Communication and Engagement

The Corporation believes in the importance of associate communication and engagement. We utilize several methods to foster engagement, including activities such as recognition programs, service awards, yearly associate meetings, engagement surveys and community service programs. We believe keeping our team well informed, connected and appreciated, adds to the success of our organization. Our annual associate engagement survey scores appear to reflect our success in achieving these engagement goals, as our associate engagement scores have consistently exceeded 80%, with over 90% of our associates participating annually.

Diversity, Equity and Inclusion

Creating an environment in which our differences are appreciated is critical to our ongoing success. Through our Diversity, Equity, and Inclusion plan, and in partnership with our DE&I Advisory Team and our senior leaders, the Corporation continues to advance a variety of initiatives including training, development, and awareness programs, as well as providing resources and soliciting ongoing feedback. Diversity, Equity and Inclusion are not just about who we are, but also the way in which we carry out our mission. This includes the way we work together; the way we think about and solve problems; the way we engage our associates and tap into the unique strengths each of us brings to the workplace; and the way we ensure a safe and sound place to work and grow.

To attract a more ethnically diverse workforce, the Corporation seeks to develop new relationships and to enhance existing ones with a variety of community-based, non-profit organizations and educational institutions. Additionally, through programs such as our Student Banker Apprenticeship and our internship programs, we seek to attract a diverse population of young adults to careers in financial services and at PeoplesBank. As of December 31, 2023, our workforce reflected the following:

•Ethnic minorities in workforce – 13%

•Women in workforce – 71%

•Ethnic minorities in management – 11%

•Women in management – 56%

•Ethnic minorities on the Board – 10%

•Women on the Board – 11%

Compensation and Benefits

The Corporation offers competitive compensation to attract and retain talent. Our generous total rewards package includes market-competitive salaries, bonuses or sales commissions, equity incentives, healthcare and retirement benefits and paid time off. Associates have regular performance reviews and merit salary adjustments commensurate with performance.

Learning and Development

The Corporation provides an extensive learning and development program that supports our culture, prepares associates for their immediate role, and seeks to support their personal development and help them to achieve long-term success. We offer leadership development, personal development, PeoplesBank Mission, Vision & Values and ongoing technical and compliance training throughout the year. Associates also have access to additional educational and development opportunities including tuition reimbursement and certification programs. The success of our development programs is evidenced by our internally posted and filled positions, representing nearly 28% of positions filled in 2023.

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

PeoplesBank is a Pennsylvania-chartered bank subject to extensive regulation and examination by the PADOBS and the Federal Deposit Insurance Corporation (the “FDIC”), and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, including the activities in which they engage, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the PADOBS and the FDIC to test PeoplesBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the PADOBS, the FDIC, the Federal Reserve Board or the U.S. Congress could have a material adverse impact on the Corporation and PeoplesBank and their respective operations.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading, inaccurate or untimely reports filed with regulatory authorities.

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

Financial Holding Companies. Bank holding companies may also engage in a broad range of activities under a regulatory designation known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is “well-capitalized”, “well-managed”, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities determined by statute or by the Federal Reserve Board and the Department of the Treasury to be permissible for financial holding companies. The Corporation has not commenced any such activities, or submitted such notices; however, it is not precluded from doing so in the future.

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. The Federal Reserve Board’s capital adequacy guidelines for a bank holding company, on a consolidated basis, are similar to those imposed on PeoplesBank by the FDIC. See “-Regulation of PeoplesBank - Capital Requirements” below. Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2017. Those requirements establish four minimum capital ratios that the Corporation had to comply with as of that date as set forth in the table below. However, subsequent amendments to the Federal Reserve Board’s SBHC Policy increased the asset threshold to qualify to utilize the provisions of the SBHC Policy to $3.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of December 31, 2023, the Corporation was not required to comply with the requirements set forth below and will not be subject to such requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that the Corporation is no longer deemed to be a small bank holding company. However, if the Corporation had been subject to the requirements, it would have been in compliance with such requirements.

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%	(1)
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%	(1)
Total Risk-Based Capital	8.0%	(1)

________________________

(1) Does not reflect the effect of the Capital Conservation Buffer discussed below.

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

Restrictions on Dividends and Share Repurchases. The Corporation’s ability to declare and pay dividends depends in part on dividends received from PeoplesBank. The Pennsylvania Banking Code of 1965 (the “PA Banking Code”) regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if PeoplesBank is in default in payment of any assessment due the FDIC. The FDIC also imposes restrictions on the payment of dividends in certain situations.

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

Section 225.4(b)(1) of Regulation Y promulgated by the Federal Reserve Board requires that a bank holding company that is not “well-capitalized” or “well-managed”, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve Board for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10 percent or more the bank holding company’s consolidated net worth aggregated over the preceding 12-month period. The Federal Reserve Bank may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. As of December 31, 2023, neither the Corporation nor PeoplesBank were subject to any supervisory restrictions on their respective ability to pay dividends.

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

On March 12, 2020, the SEC issued a final rule, effective April 27, 2020, under the SOA – Amendments to the Accelerated Filer and Large Accelerated Filer Definitions. As a result of the amendments, certain low revenue and/or low public float filers will remain obligated to provide a report by management assessing the effectiveness of the Corporation’s internal control over financial reporting (“ICFR”), but are not required to provide an attestation report from the Corporation’s independent auditor assessing the effectiveness of the Corporation’s ICFR. The Corporation meets the amended definition and is not required to provide an attestation report from its independent auditor assessing the effectiveness of its ICFR. PeoplesBank remains subject to independent auditor attestation required under FDIC regulations set forth at 12 C.F.R. §363.3(b).

Volcker Rule Regulations. Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule contain prohibitions and restrictions on the ability of financial institutions, holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. However federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Corporation qualifies for the exclusion from the Volcker Rule restrictions.

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

Limitations on Loans to Insiders. Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests thereof, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for the issuance of certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2023, PeoplesBank was in compliance with the above restrictions.

Regulation of PeoplesBank

Pennsylvania Banking Law. The PA Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of PeoplesBank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the PADOBS so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

The PADOBS generally examines each bank under its jurisdiction not less frequently than once every two years. Although the PADOBS may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the PADOBS to alternate conducting examinations with the FDIC. The PADOBS may order any bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a bank engaged in an objectionable activity, after the PADOBS has ordered the activity to be terminated, to show cause at a hearing before the PADOBS why such person should not be removed.

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

The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings (for Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity), and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well-capitalized and has a CAMELS composite rating of 1 or 2); it’s one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023 (January 1, 2023 through March 31, 2023). The FDIC, as required under the Federal Deposit Insurance Act (the “FDIA”), established a plan in September 2020 (the “Restoration Plan”) to restore the Deposit Insurance Fund reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. The Restoration Plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the Deposit Insurance Fund reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the Deposit Insurance Fund reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s amended Restoration Plan. The FDIC also concurrently maintained the Designated Reserve Ratio (“DDR”) for the Deposit Insurance Fund at 2% for 2023. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the Deposit Insurance Fund in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%. The revised assessment rate schedule will remain in effect unless and until the reserve ratio meets or exceeds 2% absent further action by the FDIC.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of PeoplesBank’s deposit insurance.

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. Insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including PeoplesBank, with respect to any extensions of credit they have made to such insured depository institution.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well-capitalized” under the prompt corrective action rules. As of December 31, 2023, PeoplesBank had not elected to be subject to the CBLR requirement.

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

At December 31, 2023, PeoplesBank exceeded all of its regulatory capital requirements, with Tier 1 leverage (to average assets), Tier 1 common equity (to risk-weighted assets), Tier 1 (to risk-weighted assets) and Total risk-based capital ratios of 11.98%, 14.89%, 14.89% and 16.04%, respectively. Additional information can be found in Note 8 – Regulatory Matters.

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

PADOBS Capital Requirements. PeoplesBank is also subject to more stringent PADOBS capital guidelines. Although not adopted in regulation form, the PADOBS utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At December 31, 2023, PeoplesBank’s capital ratios exceeded each of the regulatory capital requirements.

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

At December 31, 2023, PeoplesBank was deemed to be a “well-capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks or a federal savings association. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank or a federal savings association. The FDIC will not approve the activity unless the state-chartered bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state-chartered banks and their subsidiaries. Pursuant to such regulations, insured state-chartered banks engaging in impermissible activities may seek approval from the FDIC to continue such activities, and state-chartered banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so. The FDIC will not approve the activity unless the state-chartered bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Restrictions on Capital Distributions. Under federal rules, an insured depository institution may not pay any dividend if making such payments would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC or if it has negative retained earnings. PeoplesBank is currently neither in default in any assessment payment to the FDIC nor has negative retained earnings. The PA Banking Code also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit payment of excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in April 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets. Final regulations have not been adopted as of the date of this Form 10-K. If adopted, these or other similar regulations would impose limitations on the manner in which we may structure compensation for our executives and other employees that go beyond the requirements of Incentive Compensation Guidance. The scope and content of the federal banking agencies’ policies on incentive compensation are continuing to develop and are likely to continue evolving, but the timeframe for finalization of such policies is not known at this time.

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

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, and supervisory examinations (by federal and state regulators) increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation and PeoplesBank fail to meet the expectations set forth in this regulatory guidance, they could be subject to various regulatory actions as well as remediation efforts which may cause them to incur significant expense. In addition, in November 2021, the federal banking agencies adopted a rule to establish computer-security incident notification requirements for bank holding companies, banks and their service providers. Under the rule, banking organizations are required to notify their primary federal regulators within 36 hours of any incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver banking services to a material portion of its client base, jeopardize the viability of key operations, or impact the financial stability of the financial sector. The rule also imposes certain notification requirements on third-party bank service providers when they experience a computer-security incident that has caused, or is likely to cause a material service disruption or degradation for four or more hours. In such case, the service provider is required to notify its bank-designated point of contact as soon as possible upon discovery of the incident. In July 2023 the SEC adopted similar incident notification rules which require public companies such as the Corporation to report on Form 8-K any cybersecurity incident they determine to be material, describing the material aspects of the incident, notably, its reasonably likely impact to the company.

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd- Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the Consumer Financial Protection Bureau (“CFPB”) for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP. The potential reach of the CFPB’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including PeoplesBank, is currently unknown.

The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In this regard, the CFPB has several rules that implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB. While PeoplesBank is subject to the CFPB regulations, because it has less than $10 billion in total consolidated assets, the FDIC and the PADOBS are responsible for examining and supervising PeopleBank’s compliance with these consumer financial laws and regulations.

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the CRA could result in restrictions on its activities. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. PeoplesBank received a “satisfactory” CRA rating in its most recently completed examination in 2022.

On October 24, 2023, the federal banking agencies jointly issued a final rule to revise the regulations implementing the CRA. The final rule takes effect on April 1, 2024, with staggered compliance dates; the applicability date for most of the provisions is January 1, 2026. The changes are designed to encourage banks to expand access to credit, investment and banking services in low and moderate income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, a new “Retail Lending Test” is established. The Retail Lending Test evaluates a bank’s record of helping to meet the credit needs of its community through the origination and purchase of residential mortgage, multi-family, small business, small farm and, in certain cases, automobile loans. Banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The final rule continues the current approach of requiring banks to delineate specific “facility-based assessment areas,” which comprise the areas around a bank’s main office, branches, and deposit-taking remote service facilities (e.g., ATMs). The final rule allows banks to receive CRA credit for any qualified community development activity, regardless of location.

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

Commercial Real Estate Guidance. Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. As of December 31, 2023, PeoplesBank’s aggregate recorded loan balances for construction, land development and land loans amounted to 72% of its total regulatory capital. In addition, at December 31, 2023, PeoplesBank’s commercial real estate loans, as defined by the guidance, were 279% of its total regulatory capital.

Other Regulations. Interest and other charges collected or contracted for by PeoplesBank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•The Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•The Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

The deposit operations of PeoplesBank also are subject to, among others, the:

•The Truth in Savings Act, which specifies disclosure requirements with respect to deposit accounts;

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

As a member, PeoplesBank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2023, PeoplesBank was in compliance with this requirement.

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

Other Information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other filings by Codorus Valley with the SEC may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select “About Us”, then select “Investor Relations”, then select “Filings”, then select “Documents”), or the SEC’s website at www.sec.gov. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., 105 Leader Heights Road, York, PA 17403.

Where we have included web addresses in this report, such as the Corporation’s web address, we have included these web addresses as inactive text references only. Except as specifically incorporated by reference into this report, information on those websites is not part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Forward-looking Statements

This Annual Report on Form 10-K (“Form 10-K”) may contain forward-looking statements by Codorus Valley Bancorp, Inc. (the “Corporation”). Forward-looking statements may include information concerning the financial condition, results of operations and business of the Corporation and its subsidiaries and include, but are not limited to, statements regarding expectations or predictions of future financial or business performance or conditions relating to the Corporation and its operations. These forward-looking statements may include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control). Forward-looking statements may also include, but are not limited to, discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, goals, expectations or consequences, and statements about future performance, expenses, operations, or products and services of the Corporation and its subsidiaries. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “will,” “could,” “believes,” “plans,” “expects,” “estimates,” “forecasts,” “intends,” “anticipates,” “projects,” “strives to,” “seeks,” “intends” or similar words or expressions.

Forward-looking statements are not historical facts, nor should they be relied upon as providing assurance of future performance. Forward-looking statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation’s business, including with respect to its pending Merger with Orrstown, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control. Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. Actual results could differ materially from those indicated in forward-looking statements due to, among others, the following factors:

•changes or volatility in market interest rates and the persistence of an inflationary environment in the U.S. and our market areas and the potential for an economic downturn or recession;

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

•changes in deposit flows, the cost of funds, demand for loan products and the demand for financial services;

•the remaining effects of the COVID-19 pandemic, including on the Corporation’s credit quality and operations as well as its impact on general economic conditions;

•competition; market volatility, market downturns, changes in consumer behavior, business closures;

•adverse changes in the quality or composition of the Corporation’s loan, investment and mortgage-backed securities portfolios, including from the effects of the recent inflationary environment;

•geographic concentration of the Corporation’s business;

•deterioration of commercial real estate values;

•the adequacy of loan loss reserves;

•deterioration in the credit quality of borrowers;

•the Company’s ability to attract and retain key personnel, especially in light of the Proposed Transaction with Orrstown;

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

•changes in government regulation and supervision and the potential for negative consequences resulting from regulatory examinations, investigations and violations, in particular, the effect that such occurrences could have on the pending transaction with Orrstown;

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

In addition to the foregoing factors with respect to the Corporation’s business, the following factors and uncertainties exist with respect to the pending Merger with Orrstown:

•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive agreement and plan of merger between the Corporation and Orrstown;

•the outcome of any legal proceedings that may be instituted against the Corporation or Orrstown;

•delays in completing the Proposed Transaction;

•the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Proposed Transaction) or shareholder approvals;

•the failure to satisfy any of the other conditions to the Proposed Transaction on a timely basis or at all, including the ability of the Corporation or Orrstown to meet expectations regarding the timing, completion and accounting and tax treatments of the Proposed Transaction;

•the possibility that the anticipated benefits of the Proposed Transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Corporation and Orrstown do business;

•the possibility that the Proposed Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;

•the possibility that revenues following the Proposed Transaction may be lower than expected; the impact of certain restrictions during the pendency of the Proposed Transaction on the parties’ ability to pursue certain business opportunities and strategic transactions;

•diversion of management’s attention from ongoing business operations and opportunities;

•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or the completion of the Proposed Transaction;

•the ability to complete the Proposed Transaction and integration of the Corporation and Orrstown successfully;

•the dilution caused by Orrstown’s issuance of additional shares of its capital stock in connection with the Proposed Transaction; and

•the potential impact of general economic, political or market factors on the companies or the Proposed Transaction and other factors that may affect future results of the Corporation or Orrstown.

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

Risks Related to Macroeconomic Conditions

•Difficult economic conditions or volatility in the financial markets would likely have an adverse effect on our business, financial position and/or results of operations.

•If the U.S. Congress were not to act favorably on measures to raise the debt ceiling, the U.S. government could default on payment of its debt and other financial obligations. This could lead to a government shutdown and other consequences which could adversely affect the United States economy and financial institutions, including us.

•Financial difficulties at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

•Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

•The continuing COVID-19 pandemic has, and may continue to, adversely affect our business, financial condition, liquidity, capital and results of operations.

Risks Related to Market Interest Rates and Inflation

•Our business is subject to interest rate risk, and variations or volatility in interest rates may materially and adversely affect our financial performance.

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

•If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

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

•The transition from the use of LIBOR may adversely impact interest rates paid on certain financial instruments.

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

•We face significant operational risks because the nature of the financial services business involves a high volume of transactions.

•We rely on third-party vendors, which could expose us to additional cybersecurity risks.

•The soundness of other financial institutions could adversely affect us.

•We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

•We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

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

Risks Related to Our Pending Merger with Orrstown

•Regulatory approval of the Merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

•The ability of the Corporation and Orrstown to complete the Merger is subject to the satisfaction (or waiver by the parties) of the closing conditions set forth in the Merger Agreement, some of which are outside of the parties’ control.

•The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to the Corporation’s stockholders.

•Stockholder litigation could prevent or delay the closing of the proposed Merger with Orrstown or otherwise negatively affect the Corporation’s business and operations.

•Because the market price of Orrstown’s common stock may fluctuate, the Corporation’s stockholders cannot be certain of the precise value of the merger consideration they may receive in our proposed Merger with Orrstown.

•Codorus Valley will be subject to business uncertainties and contractual restrictions while the Merger is pending.

•Failure of the Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact the Corporation.

•The Corporation will incur transaction and integration costs in connection with the Merger and, if the Merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits of the Merger.

•The combined company may be unable to retain the Corporation’s and/or Orrstown’s personnel successfully after the Merger is completed.

•The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.

•Combining the Corporation with Orrstown may be more difficult, costly or time-consuming than expected, and the Corporation and Orrstown may fail to realize the anticipated benefits of the Merger.

Risks Related to Our Common Stock

•The market price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

•The trading volume of our common stock may not provide adequate liquidity for investors and is less than that of other financial services companies.

•If our pending merger with Orrstown does not proceed, we may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders.

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

As a financial services company, our business and overall financial performance are vulnerable to the impact of poor or weak economic conditions, particularly in the United States but also to some extent in the global economy. Recessionary economic conditions, particularly if they are severe, are likely to have a negative financial impact across the financial services industry, including on Codorus Valley. Recessionary economic conditions can also lead to turmoil and volatility in financial markets, which can increase the adverse impact on financial institutions such as the Corporation. A return to recessionary economic conditions in the United States would likely adversely affect us, our business and financial performance. In addition, if the U.S. Congress in the future were not to act favorably on measures to raise the debt ceiling, the U.S. government could default on payment of its debt. This could lead to a government shutdown and other consequences which could adversely affect the United States economy and financial institutions, including us.

Financial difficulties at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

The failures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California during the first and second quarters of 2023 caused an element of panic and uncertainty in the investor community and among bank customers generally, including, specifically, deposit customers. While the Corporation does not believe that the circumstances of these three failures, including, in several cases, the elevated concentrations of uninsured deposits, are necessarily indicators of broader issues for concern with all other banks or with the banking system itself, the failures are likely to continue to have an adverse effect on customer confidence and the availability of funding and liquidity, as well as possibly lead to increased regulatory requirements and costs and negative reputational ramifications for institutions in the banking industry, including, possibly, the Corporation and its PeoplesBank subsidiary. The Corporation will continue to closely monitor the ongoing events and volatility in the financial services industry, together with responsive measures by the banking regulators to mitigate or manage the concerns of bank customers regarding FDIC deposit insurance coverage and the safety and soundness of community banks. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2023, 83% of our deposits are estimated to be FDIC-insured, and an additional 7% of deposits were fully collateralized.

Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, borrowings, as needed, from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

The continuing COVID-19 pandemic has, and may continue to, adversely affect our business, financial condition, liquidity, capital and results of operations.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our customers operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the continuing COVID-19 pandemic on the business of the Corporation, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and non-governmental authorities and consumers to the on-going pandemic may have material long-term effects on Codorus Valley and our subsidiary PeoplesBank and its customers which are difficult to quantify in the near-term or long-term.

Risks Related to Market Interest Rates and Inflation

Our business is subject to interest rate risk, and variations and/or volatility in interest rates may materially and adversely affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Our interest spread is affected, in part, by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, general economic conditions, and federal economic monetary and fiscal policies, and in particular, the Federal Reserve Board’s policy determinations with respect to interest rates.

While an increase in interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the contractual interest and principal due to us. Following an increase in interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loans that mature and repay or that prepay before maturity with new originations at higher rates, minimize increases on our deposit rates, and maintain an acceptable level and composition of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our desirable levels of noninterest-bearing deposits as customers may seek higher-yielding products when interest rates increase.

Accordingly, changes in levels of interest rates could materially and adversely affect our net interest spread, net interest margin, asset quality, loan origination volume, average loan portfolio balance, liquidity, and overall profitability.

Furthermore, a sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many other financial institutions, our emphasis on increasing the development of core deposits, which bear no or a relatively low rate of interest with no stated maturity date, has resulted in our having a significant amount of these deposits that have a shorter duration than our assets. At December 31, 2023, we had $360.4 million in certificates of deposit that mature within one year and $1.42 billion in checking, savings, and money market accounts. We incur a higher cost of funds to retain these deposits in a rising interest rate environment, such as was experienced throughout 2023, and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our debt securities portfolio. Generally, the fair value of fixed-rate debt securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on debt securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of debt securities available for sale resulting from increases in interest rates could have an adverse effect on the amount of our stockholders’ equity.

We monitor our interest rate sensitivity using a simulation model which generates estimates of the changes in our net interest income over a range of interest rate scenarios. As of December 31, 2023, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 1.6% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Since 2021, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board raised certain benchmark interest rates 11 times in 2022 and 2023 in an effort to combat inflation. As discussed above under “—Our business is subject to interest rate risk, and variations and/or volatility in interest rates may materially and adversely affect our financial performance,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating-rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Risks Related to our Lending Activities

Our loan portfolio primarily consists of commercial-related loans, including commercial real estate and construction loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2023, commercial loans and commercial real estate loans totaled $1.14 billion, or 67.0% of our total loan portfolio. Given their generally larger balances and the complexity of the underlying collateral, commercial-related loans generally have more risk than the owner-occupied one-to-four family residential real estate loans that we also originate. In addition, recent years have witnessed substantial growth in commercial real estate markets, compounded by intensified competitive pressures that have led to historically low capitalization rates and surging property valuations. The economic disruption spurred by the continuing COVID-19 pandemic has particularly affected commercial real estate markets. Additionally, the pandemic has accelerated the adoption of remote work options, potentially influencing the long-term performance of certain office properties within our commercial real estate portfolio. Because the repayment of commercial-related loans often depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans (for those having real estate collateral), our holding period for the collateral typically is longer than for a one-to-four family residential property because there are fewer potential purchasers of the collateral. In addition, because commercial-related loans, and commercial real estate loans in particular, typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans, charge-offs on commercial-related loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As our commercial-related loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

Our emphasis on real estate loans exposes us to lending risks.

At December 31, 2023, approximately $1.54 billion, or 90.2%, of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market areas of South Central Pennsylvania, primarily York and Lancaster Counties, and North Central Maryland, primarily Baltimore and Hartford Counties. Future declines in real estate values in our primary lending markets and surrounding markets could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require us to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, such as the ongoing war in Ukraine and in Gaza, or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth, including our portfolio of commercial-related loans, as well as any future credit deterioration, including as a result of the possible recessionary pressures, could require us to increase our allowance for credit losses in the future. At December 31, 2023, our allowance for credit losses was 1.20% of total loans and 568.28% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

The Financial Accounting Standards Board’s Current Expected Credit Losses, or CECL, standard was effective for Codorus Valley on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and to recognize the expected credit losses as allowances for credit losses. The adoption of the CECL standard changed the prior method of providing allowances for loan losses that are incurred or probable. The change to the CECL standard increased the types of data we need to collect and review in order to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of the institution’s total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and the outstanding balance of the institution’s commercial real estate portfolio has increased by 50% or more in the prior 36 months. Based on these factors, we have concluded that we currently do not have a concentration in commercial real estate lending, as such loans represent 72% and 279%, respectively, of total bank capital as of December 31, 2023.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related performance ratios, such as return on assets and equity.

We engage in lending secured by real estate and may foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to recover our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, various assessments relating to the ownership of the property, interest rates, real estate tax rates, operating expenses of the foreclosed properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition, and results of operations.

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

The transition from the use of LIBOR may adversely impact the interest rates paid on certain financial instruments.

LIBOR was used as a reference rate for certain of the Corporation’s adjustable-rate commercial loans, as well as some of its related derivative debt instruments. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that the publication of LIBOR would not be guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.

There are ongoing efforts to establish an alternative reference rate. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing LIBOR with SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities. The Corporation adopted SOFR as its preferred benchmark as an alternative to LIBOR for use in new contracts beginning on or after January 1, 2022.

While the Adjustable Interest Rate (LIBOR) Act and implementing regulations will help to transition legacy LIBOR contracts to a new benchmark rate, the substitution of SOFR for LIBOR may have potentially significant economic impacts on parties to affected contracts. SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. Additionally, while SOFR appears to be the preferred replacement rate for LIBOR, it is not possible to predict whether SOFR will ultimately prevail in the market as the definitive replacement for LIBOR. Uncertainty as to the nature of alternative reference rates, and as to potential changes or other reforms related to the transition from LIBOR, may adversely affect the value of LIBOR-based financial arrangements of the Corporation.

Risks related to Liquidity

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, liquidity needs (including changes in assets, liabilities, and off-balance sheet commitments under various economic conditions), an inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, competition from other financial institutions, inflation which could drive up the costs of deposits or adverse regulatory action taken against us. Deterioration in economic conditions and the loss of confidence in financial institutions may also increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. Any decline in available funding or increased costs of liquidity could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have an adverse effect on our business, financial condition, and results of operations.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and influence of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations. For example, in the interest of consumer protection, the Consumer Financial Protection Bureau (“CFPB”), has in recent periods been active in pursuing actions against financial institutions for charging certain fees that they have characterized as “junk fees.” These fees can take a number of forms, including without limitation, fees related to late loan payments, fees for insufficient funds, repossession fees and processing fees. In a number of instances the CFPB has challenged the imposition of fees by the involved financial institution without regard to whether such fees appropriately compensate the financial institution for the service provided and were disclosed to the customer. Although PeoplesBank is not regulated by the CFPB, the actions of the CFPB can have an influential impact on the supervisory actions of other bank regulators at the federal and state level, in particular, in PeoplesBank’s case, the FDIC as its primary federal banking regulator.

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

We will remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million, or our annual revenues are less than $100 million and our public float is less than $700 million. Annual revenues for the year ending December 31, 2023 exceeded $100 million. As a result, we will become an accelerated filer beginning in the reporting period ending March 31, 2024, and at that time will become subject to Section 404(b) of the Sarbanes-Oxley Act and shorter deadlines to file our periodic reports with the SEC.

As a result of our current smaller reporting company status and non-accelerated filer status, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these provisions allowing for reduced or scaled disclosures. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

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

In the event of a breakdown in our internal control systems, improper operation of our systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Our insurance coverage may not adequately address such losses, or if it does, such losses may exceed insurance limits. Furthermore, such events could adversely affect our reputation and thus adversely affect our business.

We face significant operational risks because the nature of the financial services business involves a high volume of transactions.

We operate in several diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential adverse publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

We rely on third-party vendors, which could expose us to additional cybersecurity risks.

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. We also rely on the integrity and security of a variety of third-party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption. To our knowledge, to date, the services and programs provided to us by third parties have not resulted in any personal data of clients of PeoplesBank being compromised. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

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

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

In preparing the periodic reports that we are required to file with the SEC under the Securities Exchange Act of 1934, as amended, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include, among others, our evaluation of the adequacy of our allowance for credit losses, the calculation of our deferred tax assets and our determinations with respect to the fair values of financial instruments.

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

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. In addition, should we become subject to any more significant legal or regulatory proceedings, such as potential litigation with regard to our pending Merger with Orrstown, we could incur substantial expense and management diversion, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

Risks Related to our Pending Merger with Orrstown

Regulatory approvals of the Merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the Merger and the Bank Merger, may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These governmental entities may impose conditions on the granting of such approvals. If the approval of the Merger includes conditions that Orrstown deems in its reasonable opinion to constitute a Burdensome Condition, as such term is defined in the Merger Agreement, Orrstown may refuse to proceed to consummate the Merger. Furthermore, conditions imposed by regulatory authorities, even if they are not deemed to constitute a Burdensome Condition, and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or the Bank Merger or of imposing additional costs or limitations on Orrstown or Orrstown Bank following the Merger or the Bank Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Merger that are not anticipated or cannot be met. If consummation of the Merger or the Bank Merger is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of each of Codorus Valley and Orrstown may also be materially adversely affected.

The ability of the Corporation and Orrstown to complete the Merger is subject to the satisfaction (or waiver by the parties) of the closing conditions set forth in the Merger Agreement, some of which are outside of the parties’ control.

In addition to receipt of all necessary regulatory approvals, the Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among others: (i) approval of the Merger Agreement by Codorus Valley’s and the approval by Orrstown’s stockholders of the issuance of the shares of common stock of Orrstown as the consideration for the Merger and (ii) the absence of any governmental order, decree or injunction or law or regulation prohibiting completion of the Merger.

The obligation of each party to consummate the Merger is also conditioned upon (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the merger agreement, (iii) receipt by such party of a tax opinion to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code and (iv) the effective registration with the SEC of the shares of common stock of Orrstown to be issued the Corporation’s stockholders in the Merger.

In addition, if the Merger is not completed by December 31, 2024, either the Corporation or Orrstown may choose not to proceed with the Merger. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of stockholder approval by the Corporation and/or Orrstown.

These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. If the Merger is not consummated, the ongoing business, financial condition and results of operation of the Corporation may be materially adversely affected and the market price of the Corporation’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. In addition, if the Merger Agreement is terminated and Corporation’s board of directors seeks another merger or business combination, the Corporation’s stockholders cannot be certain that the Corporation will be able to find a party willing to engage in a transaction on more attractive terms than the Proposed Transaction with Orrstown.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to the Corporation’s stockholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to the Corporation’s stockholders than the Proposed Transaction with Orrstown. These provisions include a general prohibition on the Corporation from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the Merger Agreement, is terminated, under certain circumstances, the Corporation may be required to pay to Orrstown a termination fee equal to $8.3 million. The Corporation also has an obligation to submit its merger-related proposals to a vote by its stockholders, unless the Merger Agreement is terminated by the Corporation under certain conditions described in the Merger Agreement.

Stockholder litigation could prevent or delay the closing of the proposed Merger with Orrstown or otherwise negatively affect the Corporation’s business and operations.

The Corporation may incur additional costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with its proposed merger with Orrstown. Such litigation could have an adverse effect on the Corporation’s financial condition and results of operations and could prevent or delay the consummation of the Merger. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Corporation’s and Orrstown’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Corporation, Orrstown or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

Because the market price of Orrstown’s common stock may fluctuate, the Corporation’s stockholders cannot be certain of the precise value of the merger consideration they may receive in our proposed Merger with Orrstown.

At the time the Proposed Transaction is completed, each issued and outstanding share of the Codorus Valley’s common stock will be converted into the right to receive a combination of 0.875 shares of Orrstown’s common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the special stockholders’ meetings to approve the Merger and the issuance of the merger consideration, the date on which the Corporation’s and Orrstown stockholders vote to approve the Merger (with regard to the Corporation) and the issuance of the merger consideration (with regard to Orrstown), and the date on which the Corporation’s stockholders entitled to receive shares of Orrstown’s common stock actually receive such shares. The market value of Orrstown’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Orrstown’s and Codorus Valley’s businesses, operations and prospects, the volatility in the prices of securities in global financial markets and regulatory considerations. Many of these factors are outside of both the Corporation’s and Orrstown’s control. The actual value of the shares of Orrstown’s common stock received by our stockholders will depend on the market value of shares of Orrstown’s common stock at the time the Merger is completed.

Codorus Valley will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Corporation. These uncertainties may impair the Corporation’s ability to attract, retain and motivate key personnel and customers pending the consummation of the Merger, as such personnel and customers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties and contemplated changes could cause customers, suppliers, vendors and others who deal with the Corporation to seek to change existing business relationships with the Corporation or fail to extend an existing relationship with the Corporation. In addition, competitors may target the Corporation’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

Codorus Valley has a limited number of key personnel. The pursuit of the Merger and the preparation for the integration may place a burden on the Corporation’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

In addition, the Merger Agreement restricts the Corporation from taking certain actions without Orrstown’s consent while the Merger is pending. These restrictions may, among other matters, and subject to certain exceptions, prevent Codorus Valley from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures, entering into other transactions or making other changes to the Corporation’s business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Failure of the Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact the Corporation.

If the Merger is not consummated, the Corporation’s ongoing business, financial condition and results of operations may be materially adversely affected and the market price of the Corporation’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of the Corporation may be materially adversely affected.

Additionally, the business of the Corporation may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of the Corporation’s common stock might change to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and the Corporation seeks another merger or business combination, such Corporation’s stockholders cannot be certain that the Corporation will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

The Corporation will incur transaction and integration costs in connection with the Merger and, if the Merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits of the Merger.

Codorus Valley has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Corporation would have to recognize these expenses, including, in the case of the Corporation under certain circumstances, a termination fee, without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the Corporation’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The combined company may be unable to retain the Corporation’s and/or Orrstown’s personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Corporation and Orrstown. It is possible that these employees may decide not to remain with or the Corporation or Orrstown, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If the Corporation or Orrstown are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, they could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Corporation and Orrstown also may not be able to locate or retain suitable replacements for any key employees who leave either company.

The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.

Following the Merger, the size of the business of the combined company will increase beyond the current size of either the Corporation’s or Orrstown’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the Merger.

Combining the Corporation with Orrstown may be more difficult, costly or time-consuming than expected, and the Corporation and Orrstown may fail to realize the anticipated benefits of the Merger.

The Merger will combine two financial institutions of relatively similar asset size. The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Corporation and Orrstown. To realize the anticipated benefits and cost savings from the Merger, the Corporation and Orrstown must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If the Corporation and Orrstown are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.

The Corporation and Orrstown have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Orrstown and the Corporation during this transition period and on the combined company for an undetermined period after completion of the merger.

Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of the Corporation and Orrstown. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

Risks Related to Our Common Stock

The market price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The market price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate and may fluctuate to a greater degree due to our pending merger with Orrstown. There can be no assurance about the market prices for our common stock.

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•the pending Merger with Orrstown;

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

•the adequacy of the allowance for credit losses;

•the willingness of clients to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•interest rate, market and monetary fluctuations;

•declines in the fair value of our available-for-sale securities that are deemed to be impaired;

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

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments involving our competitors;

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

Our common stock is listed under the symbol “CVLY” on the NASDAQ Global Market. The average daily trading volume for shares of our common stock is less than that of larger financial institutions. As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

If our pending Merger with Orrstown does not proceed, we may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders.

If our pending Merger with Orrstown does not proceed, in order to maintain our capital at desired or regulatory-required levels or to replace existing capital, we may be required to, or otherwise determine it advantageous to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. Generally, we are not restricted from issuing such additional shares (we are currently restricted from engaging in additional issuances under the terms of the Merger Agreement with Orrstown). We may sell any shares that we issue at prices below the current market price of our common stock, and the sale of these shares may significantly dilute stockholder ownership. We could also issue additional shares in connection with our equity compensation plans. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Offerings of debt and/or preferred equity securities may adversely affect the market price of our common stock.

If our proposed Merger with Orrstown is not consummated, we may attempt to increase our capital resources or, if PeoplesBank’s capital ratios fall below the required regulatory minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Under the terms of the Merger Agreement with Orrstown, we are not permitted to issue additional debt or preferred equity securities during the pendency of the Merger.

Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred stock in the future, in the event our proposed merger with Orrstown does not proceed, that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

If the proposed Merger with Orrstown is not consummated, we may attempt to increase our capital resources or, if PeoplesBank’s capital ratios fall below the required regulatory minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust-preferred securities, senior or subordinated notes and/or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock.

We are currently authorized to issue up to 30,000,000 shares of common stock of which 9,642,851 shares were outstanding as of December 31, 2023, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2023. Our board of directors has authority, without action or vote of the stockholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other stockholders. Furthermore, under the terms of the Merger Agreement, we have agreed to not issue additional equity securities or debt securities.

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

Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future. No determination has been made by our board of directors regarding whether or what amount of dividends will be paid in future quarters. Under the terms of the Merger Agreement with Orrstown, we are permitted to continue to pay quarterly dividends at the current level of $ 0.17 per share. Additionally, there can be no assurance that regulatory approval will be granted by the Federal Reserve Board to pay dividends. Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our and PeoplesBank’s ability to pay dividends, as well as guidance issued from time to time by regulatory authorities.

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

As of December 31, 2023, we had $31,000,000 outstanding aggregate principal amount of subordinated debt evidenced by subordinated notes and note purchase agreements and $10,310,000 outstanding aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. The note purchase agreements and each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the note purchase agreement or indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the note purchase agreement or indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

Under the terms of the Merger Agreement with Orrstown, Orrstown will assume our existing outstanding debt.

Our common stock is not insured by any governmental entity.

Our common stock is not insured by any governmental entity. Our common stock is not a deposit account or other obligation of any bank and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, any other governmental entity or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this document and our other filings with the SEC and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Anti-takeover provisions and restrictions on ownership could negatively impact our stockholders.

Provisions of federal and Pennsylvania law and our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. In addition, the Bank Holding Company Act of 1956, as amended, or the BHCA, requires any bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring more than five percent of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10 percent or more of our outstanding common stock under the Change in Bank Control Act. Any holder of 25 percent or more of our outstanding common stock or more than one-third of our equity, other than an individual, would be deemed to conclusively control us and be subject to regulation as a bank holding company under the BHCA.

Our articles of incorporation and bylaws contain certain provisions that may have the effect of deterring or discouraging an attempt to take control of the Corporation. Among other things, these provisions:

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

If the Merger with Orrstown is completed, stockholders of the Corporation as of the completion of the Merger will become stockholders of Orrstown and will be subject to the provisions of the articles of incorporation and bylaws of Orrstown, some of the provisions of which may have the effect of deterring or discouraging attempt to take control of Orrstown.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2023, the balance was zero. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one-half mile from PeoplesBank’s Administrative Services Centers.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore and Harford Counties in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	8	10	18
Limited Service Facilities	0	8	8
Administrative Services Centers	2	0	2
Other Property(1)	1	0	1

Maryland
Financial Centers	3	1	4

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley estimates that it had approximately 2,500 holders of record as of February 27, 2024. The closing price per share of Codorus Valley’s common stock on December 31, 2023, was $25.70. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated.

	2023			2022
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$25.95	$20.40	$0.16	$23.00	$21.00	$0.15
Second	21.60	16.00	0.16	24.48	21.54	0.15
Third	24.96	18.56	0.17	23.31	18.70	0.15
Fourth	25.88	17.62	0.17	23.94	18.66	0.15

Dividend Policy

Codorus Valley has a long history of paying quarterly cash dividends on its common stock. Codorus Valley presently expects to pay future cash dividends; however, the payment of such dividends will depend primarily upon the earnings of its subsidiary, PeoplesBank. Management anticipates that substantially all of the funds available for the payment of cash dividends by Codorus Valley will be derived from dividends paid to it by PeoplesBank. The payment of cash dividends is also subject to restrictions on dividends and capital requirements as reported in Note 8-Regulatory Matters in the notes to the consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan, 2007 Employee Stock Purchase Plan and 2017 Long Term Incentive Plan, as adjusted for stock dividends distributed.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	103,656	$18.91	312,606 (1)
Equity compensation plans not approved by security holders	0	0	21,117 (2)
Total	103,656	$18.91	333,723

(1) Includes 171,914 shares available for issuance under the 2007 Employee Stock Purchase Plan.

(2) Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 11 - Stock-Based Compensation, to the consolidated financial statements.

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

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in January 2023. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity under the Program during 2023, which expired by its own terms in December 2023.

Performance Graph

The following five-year performance graph compares the cumulative total shareholders’ return (including reinvestment of dividends) on Codorus Valley's common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2018, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Codorus Valley Bancorp, Inc.	$100.00	$117.08	$89.28	$116.47	$132.39	$147.51
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
ABA Community Bank Index(1)	100.00	102.32	100.32	122.38	113.72	98.46

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

Critical Accounting Policies

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 in the notes to the consolidated financial statements included in this Form 10-K. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. Management makes significant estimates in determining the allowance for credit losses.

Allowance for credit losses – loans

The allowance for credit losses (“ACL”) represents management’s judgement of an estimated amount of lifetime expected losses that may be incurred on outstanding loans at the balance sheet date. This estimate is based on the risk characteristics of each segment of the loan portfolio, historical losses and defaults, an expectation of supportable future economic conditions and payment performance of our borrowers. The methodology for estimating the allowance includes a collective quantified reserve, a collective qualitative reserve and individual allowances on specific credits. Loans are pooled into segments based on similar characteristics of borrowers, collateral types, types of associated industries and business purposes of the loan. Accordingly, the determination of the appropriateness of the allowance is complex and applies significant estimates. The use of probability of default, loss given default and economic forecasting estimates may vary significantly from actual amounts incurred. While management utilizes available applicable data to recognize expected losses, based on changes in the behavior of the portfolio in response to interest rates and economic conditions, the composition of the loan portfolio and the financial condition of the respective borrowers, future additions to the allowance may be necessary. The reasonableness of the allowance and the underlying methodology applied to determine the estimate is reviewed periodically by the Audit Committee of the board of directors and formally accepted quarterly by the same committee of the board.

Further details regarding the methodologies applied to estimate the various components of the allowance are provided in Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Information regarding the credit risk management and changes in the allowance for credit losses during the period is provided in those sections of the Management’s Discussion and Analysis beginning on page 60.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $24,973,000 for the full year 2023, compared to $20,092,000 in 2022, an increase of $4,881,000 or 24 percent. The higher net income was primarily the result of higher interest income in 2023 compared to 2022, offset by higher interest expense.

•Net interest income for 2023 increased $3,740,000 or 5 percent when compared to 2022, primarily due to an increase in the rates on commercial loans, partially offset by higher rates on deposits.

•Net interest margin (tax-equivalent basis) for 2023 was 3.76 percent, compared to 3.39 percent for 2022. The Corporation benefited from higher market rates on commercial loans, offsetting higher cost of deposits. The average yield on earning assets increased to 5.39 percent in 2023 as compared to 3.82 percent in 2022 and the cost of interest-bearing liabilities increased to 2.20 percent in 2023, as compared to 0.58 percent in 2022.

•The provision for credit losses on loans for 2023 was a reversal of $244,000, a decrease of $3,134,000 compared to 2022. The decreased provision expense in 2023 was primarily due to a reduction in nonperforming assets and corresponding reductions in individual reserves for those assets. The allowance as a percentage of total loans was 1.20 percent at December 31, 2023, and 1.27 percent at December 31, 2022. The provision for credit losses on unfunded commitments for 2023 was $389,000, an increase of $389,000 compared to 2022. The increased provision expense was the result of the adoption of CECL at January 1, 2023.

•Noninterest income for the year ended December 31, 2023, totaled $16,464,000 representing an increase of $1,610,000 or 11 percent compared to noninterest income of $14,854,000 for 2022. The increase was primarily the result of higher trust fees, service charges on deposits and other income as a result of swap referrals. Offsetting the increase were lower gains on sales of loans held for sale. Included in noninterest income was a loss on sales of investment securities totaling $388,000 for 2023 compared to $119,000 in 2022.

•Noninterest expense for the year ended 2023, totaled $63,468,000 representing an increase of $1,900,000 or 3 percent compared to $61,568,000 for 2022. Increases in personnel and merger related expenses were offset by decreases in professional and legal fees, marketing and settlement expenses.

•The provision for income taxes for 2023 totaled $6,870,000 which was $1,314,000 or 24 percent above the provision for income taxes for 2022 of $5,556,000. The increase was due to higher pre-tax income for 2023 compared to 2022.

•Earnings per share were $2.60 basic and $2.59 diluted for 2023 compared to $2.11 basic and $2.10 diluted for 2022.

On December 31, 2023, total assets were approximately $2.19 billion, remaining the same compared to December 31, 2022. A decrease in deposits by PeoplesBank with other banks was offset by an increase in loans and other assets during the year.

The Bank’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well-capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $25.70 per share on December 31, 2023, compared to $23.80 per share on December 31, 2022. Cash dividends paid on common shares for the year 2023 totaled $0.66 per share, representing an increase of $0.06 or 10 percent above the cash dividends of $0.60 paid for the year 2022.

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

The full year 2023 net income available to shareholders of $24,973,000 represents an increase of $4,881,000 compared to the full year 2022 earnings of $20,092,000. Earnings per share were $2.60 basic and $2.59 diluted for 2023 compared to $2.11 basic and $2.10 diluted for 2022. The higher net income was primarily the result of higher interest income in 2023 compared to 2022, offset by higher interest expense.

Net interest income, which totaled $78,992,000 for the year ended December 31, 2023, represented an increase of $3,740,000 or 5 percent above net interest income of $75,252,000 for 2022. The change in net interest income was primarily due to an increase in the rates on commercial loans, partially offset by higher rates on deposits.

The provision for credit losses on loans for 2023 was a reversal of $244,000, a decrease of $3,134,000 compared to 2022. The decreased provision expense in 2023 was primarily due to a reduction in nonperforming assets and corresponding reductions in individual reserves for those assets. The allowance as a percentage of total loans was 1.20 percent at December 31, 2023, and 1.27 percent at December 31, 2022. The provision for credit losses on unfunded commitments for 2023 was $389,000, an increase of $389,000 compared to 2022. The increased provision expense was the result of the adoption of CECL at January 1, 2023.

Noninterest income for the year ended December 31, 2023, totaled $16,464,000 representing an increase of $1,610,000 or 11 percent compared to noninterest income of $14,854,000 for 2022. The increase was primarily the result of higher trust fees, service charges on deposits and other income as a result of swap referrals. Offsetting the increase were lower gains on sales of loans held for sale. Included in noninterest income was a loss on sales of investment securities totaling $388,000 for 2023 compared to $119,000 in 2022.

Noninterest expense for the year ended December 31, 2023, totaled $63,468,000 representing an increase of $1,900,000 or 3 percent compared to $61,568,000 for 2022. Increases in personnel and merger related expenses were offset by decreases in professional and legal fees and settlement expenses.

The provision for income taxes for 2023 totaled $6,870,000 which was $1,314,000 or 24 percent above the provision for income taxes for 2022 of $5,556,000. The increase was due to higher pre-tax income for 2023 compared to 2022.

On December 31, 2023, total assets were $2.19 billion, remaining the same compared to total assets as of December 31, 2022. A decrease in deposits by PeoplesBank with other banks was offset by an increase in loans and other assets during the year.

Cash dividends paid on common shares for the year 2023 totaled $0.66 per share, representing an increase of $0.06 or 10 percent above the cash dividends of $0.60 paid for the year 2022.

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

Net interest income for the year ended December 31, 2023, was $78,992,000, an increase of $3,740,000 or 5 percent above the full year 2022 net interest income. Average earning assets decreased 5 percent; however, investment securities increased 13 percent and loans increased 6 percent. Interest bearing liabilities decreased 4 percent, with deposits decreasing 5 percent, offset by a 177 percent increase in short-term borrowings. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.76 percent for 2023, compared to 3.39 percent for 2022.

Interest income for the full year 2023 totaled $113,298,000, an increase of $28,645,000 or 34 percent above 2022. The increase in total interest income was primarily driven by higher rates on taxable loans. Interest earning assets averaged $2.11 billion and yielded 5.39 percent (tax equivalent basis) for 2023, compared to $2.22 billion and a tax-equivalent yield of 3.82 percent, respectively, for 2022.

Interest expense for the full year 2023 totaled $34,306,000, an increase of $24,905,000 or 265 percent above 2022. The increase in total interest expense was primarily driven by an increase in rates on interest bearing demand deposits, time deposits and short-term borrowings. Interest expense on deposits increased $23,493,000 or 324 percent for 2023 compared to 2022 and was primarily attributed to the aforementioned increase in rates paid on interest bearing demand deposits and time deposits. The average volume of interest bearing core deposits (the Corporation defines core deposits as demand, savings, and money market deposits) was $1.06 billion for the full year 2023, an $81,029,000 or 7 percent decrease below the average volume for 2022. Interest expense on short-term borrowings for the full year 2023 totaled $1,237,000, an increase of $1,189,000 compared to $48,000 for 2022. The average rate paid on short-term borrowings in 2023 of 3.72 percent reflected a 332 basis point increase from the average rate paid of 0.40 percent in 2022. Interest expense on long-term debt and junior subordinated debt increased $223,000 or 36 percent for 2023. The average rate paid on these long-term borrowings in 2023 of 5.79 percent, reflected a 250 basis point increase from the average rate paid of 3.29 percent in 2022. The average balance of these long-term borrowings was $14,489,000, a decrease of $4,252,000 or 23 percent below 2022. Long-term debt and junior subordinated debt is comprised of borrowings from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates and junior subordinated debt. Subordinated notes, which were issued in December 2020 by the Corporation, are listed separately, and had no change year over year.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 21 percent federal income tax rate in 2023 and 2022.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2023			2022
	Average	Yield/		Average	Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$35,542	$1,766	4.97%	$300,922	$3,588	1.19%
Investment securities:
Taxable	370,774	10,314	2.78	323,011	7,499	2.32
Tax-exempt	22,776	506	2.22	25,545	536	2.10
Total investment securities	393,550	10,820	2.75	348,556	8,035	2.31

Loans:
Taxable (1)	1,654,614	100,114	6.05	1,557,289	72,558	4.66
Tax-exempt	21,988	854	3.88	18,200	730	4.01
Total loans	1,676,602	100,968	6.02	1,575,489	73,288	4.65
Total earning assets	2,105,694	113,554	5.39	2,224,967	84,911	3.82
Other assets (2)	70,027			79,891
Total assets	$2,175,721			$2,304,858
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$908,860	$19,532	2.15%	$975,583	$4,562	0.47%
Savings	148,395	45	0.03	162,701	49	0.03
Time	422,276	11,177	2.65	414,784	2,650	0.64
Total interest bearing deposits	1,479,531	30,754	2.08	1,553,068	7,261	0.47

Short-term borrowings	33,229	1,237	3.72	11,987	48	0.40
Long-term debt and junior subordinated debt	14,489	839	5.79	18,741	616	3.29
Subordinated notes	30,808	1,476	4.79	30,727	1,476	4.80
Total interest bearing liabilities	1,558,057	34,306	2.20	1,614,523	9,401	0.58
Noninterest bearing deposits	413,126			494,969
Other liabilities	19,186			14,073
Shareholders' equity	185,352			181,293

Total liabilities and shareholders' equity	$2,175,721			$2,304,858
Net interest income (tax equivalent basis)		$79,248			$75,510
Net interest margin (3)			3.76%			3.39%
Tax equivalent adjustment		(256)			(258)
Net interest income		$78,992			$75,252

(1) Average balance includes average nonaccrual loans of $7,464,000 in 2023 and $22,944,000 in 2022. Interest includes net loan fees of $3,012,000 in 2023 and $4,510,000 in 2022.

(2) Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3) Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2023 vs. 2022
	Increase (decrease) due
	to change in
(dollars in thousands)	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(3,164)	$1,342	$(1,822)
Investment securities:
Taxable	1,086	1,729	2,815
Tax-exempt	(58)	28	(30)
Loans:
Taxable	3,202	24,354	27,556
Tax-exempt	152	(28)	124
Total interest income	1,218	27,425	28,643
Interest Expense
Deposits:
Interest bearing demand	(244)	15,214	14,970
Savings	(4)	0	(4)
Time	48	8,479	8,527
Short-term borrowings	0	1,189	1,189
Long-term debt amd junior subordinated debt	(124)	347	223
Subordinated notes	4	(4)	0
Total interest expense	(320)	25,225	24,905
Net interest income	$1,538	$2,200	$3,738

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses on loans for 2023 was a reversal of $244,000, a decrease of $3,134,000 compared to 2022. The decreased provision expense in 2023 was primarily due to a reduction in nonperforming assets and corresponding reductions in individual reserves for those assets. The allowance as a percentage of total loans was 1.20 percent at December 31, 2023, and 1.27 percent at December 31, 2022. The provision for credit losses on unfunded commitments for 2023 was $389,000, an increase of $389,000 compared to 2022. The increased provision expense was the result of the adoption of CECL at January 1, 2023.

Table 3 – Attribution Analysis

(dollars in thousands)
Balance, January 1, 2023	$21,663
Recoveries	1,342
Charge-offs	(2,255)
Provision attributed to economic conditions	(1,180)
Provision attributed to other impacts	936
Balance, December 31, 2023	$20,506

Noninterest Income

The following table presents the components of total noninterest income for each of the past two years.

Table 4 - Noninterest income

(dollars in thousands)	2023	2022
Trust and investment services fees	$5,031	$4,549
Income from mutual fund, annuity and insurance sales	1,306	1,247
Service charges on deposit accounts	6,153	5,503
Income from bank owned life insurance	1,452	1,256
Other income	2,771	1,880
Gain on sale of loans held for sale	75	625
Gain (loss) on sale of assets held for sale	64	(87)
Loss on sales of securities	(388)	(119)
Total noninterest income	$16,464	$14,854

For the year 2023, total noninterest income increased $1,610,000 or 11 percent, compared to the year 2022. The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—For the year 2023, the Corporation realized income from bank owned life insurance of $1,452,000, compared to $1,256,000 for the year 2022. The increase was the result of additional bank owned life insurance assets of $5,000,000 purchased in the current year and increasing rates in the historic portfolio.

Other income—For the year 2023, the Corporation realized other income of $2,771,000, compared to $1,880,000 for the year 2022. The increase was primarily the result of fees earned on swap transactions in the current year.

Gain on sale of loans held for sale—For the year 2023, the Corporation recorded gains on sale of loans held for sale of $75,000, compared to $625,000 for the year 2022. The decrease was primarily the result of a change in market rates that made selling mortgage loans less attractive in the current year.

Gain (loss) on sale of assets held for sale—For the year 2023, the Corporation recorded gains associated with assets held for sale of $64,000. For the year 2022, the Corporation recorded losses associated with assets held for sale of $87,000.

Loss on sales of securities—For the year 2023, the Corporation realized $388,000 in loss on sales of securities compared to $119,000 in 2022. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past two years.

Table 5 - Noninterest expense

(dollars in thousands)	2023	2022
Personnel	$37,974	$35,061
Occupancy of premises, net	3,637	3,848
Furniture and equipment	3,438	3,402
Professional and legal	1,839	2,626
Marketing	1,314	1,932
FDIC insurance	983	765
Debit card processing	1,976	1,703
Charitable donations	1,637	1,571
External data processing	4,042	3,884
Settlement expenses	0	1,000
Merger related	956	0
(Recovery of) impaired loan carrying costs	(348)	546
Other	6,020	5,230
Total noninterest expense	$63,468	$61,568

Total noninterest expense for the year 2023 increased $1,900,000 or 3 percent above the year 2022. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The $2,913,000 or 8 percent increase in personnel is primarily the result of higher personnel costs, including variable compensation and actual medical claims expense in 2023 compared to 2022.

Professional and legal—The $787,000 or 30 percent decrease in professional and legal expense was largely attributable to increased legal expenses associated with a matter in 2022 involving a shareholder that led to the Corporation entering into a Cooperation Agreement in April 2022. See the Corporation’s Current Reports on Form 8-K filed with the SEC on April 12, 2022 and October 31, 2023.

Marketing—The $618,000 or 32 percent decrease in marketing is primarily attributed to fewer marketing campaigns in the current year.

FDIC insurance—The $218,000 or 29 percent increase in FDIC insurance is primarily attributed to a change in the assessment rate in the first quarter of 2023.

Debit card processing—The $273,000 or 16 percent increase in debit card processing is primarily attributed to a continued expansion of electronic access to deposit accounts.

Settlement expenses—The $1,000,000 or 100 percent decrease in settlement expenses is associated with the resolution of a number of legal matters that occurred in 2022.

Merger related expenses—The $956,000 or 100 percent increase in merger related expenses is associated with the merger announced in December 2023.

(Recovery of) impaired loan carrying costs—The $894,000 or 164 percent decrease in impaired loan carrying costs is attributable to the recovery of costs to carry impaired loans.

Provision for Income Taxes

The provision for income taxes for 2023 totaled $6,870,000, which was $1,314,000 or 24 percent above the provision for income taxes for 2022 of $5,556,000. The increase was due to higher pre-tax income in 2023 compared to 2022. For 2023 and 2022, the Corporation’s incremental statutory federal income tax rate was 21 percent; however, the Corporation’s effective income tax rate was 21.6 percent for 2023, compared to 21.7 percent for 2022. The effective tax rate differs from the statutory tax rate due to the impact of state income taxes, offset by the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $10,882,000 on December 31, 2023, compared to $99,777,000 on December 31, 2022. The balance decreased as the Corporation shifted to higher earning assets, primarily commercial loans.

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

The following table shows the amortized cost and fair value, by type of debt security, for two year-end periods:

Table 6-Investment Securities

	December 31,
	2023		2022
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$19,843	$19,474	$19,688	$19,100
U.S. agency	13,953	12,837	12,750	11,280
U.S. agency mortgage-backed, residential	283,058	254,279	283,436	250,102
State and municipal	35,351	30,672	35,517	29,399
Corporates	38,192	32,505	39,531	35,576
Total debt securities	$390,397	$349,767	$390,922	$345,457

At December 31, 2023, the fair value of securities, available-for-sale, totaled $349,767,000, an increase compared to the fair value of the investment securities portfolio balance of $345,457,000 at December 31, 2022.

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

As shown in Table 6, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are not common. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2023, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade. Corporates are primarily investments in subordinated debt issues believed to be higher quality bank holding company issues based on our review of each issuer’s performance, capital levels, credit quality and other factors.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.93 percent on December 31, 2023:

Table 7-Securities Maturity Schedule (amortized cost basis)

	December 31, 2023
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. Treasury notes	$9,933	$9,910	$0	$0	$19,843	2.92%
U.S. agency	1,500	7,453	5,000	0	13,953	2.69%
U.S. agency mortgage-backed, residential (2)	2,275	99,020	158,988	22,775	283,058	2.83%
State and municipal	0	910	17,596	16,845	35,351	2.47%
Corporates	1,000	2,002	35,190	0	38,192	4.16%
Total debt securities	$14,708	$119,295	$216,774	$39,620	$390,397	2.93%

Yield (1)	3.19%	3.46%	2.63%	2.87%	2.93%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.

(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2023, reflected in the table above, is higher than the 2.67 percent securities portfolio yield as of December 31, 2022. Generally, higher yielding securities, as compared to the yields in maturing and called securities, were purchased in 2023. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of generally increasing market investment interest rates. At year-end 2023 and 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10 percent of shareholders’ equity. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2023, the Corporation held $3,146,000 in restricted common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI), compared to $955,000 at year-end 2022. Investment in their restricted stock is a condition of obtaining credit from these entities. Changes in the level of restricted stock we hold is the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2023, $3,071,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2023, loans held for sale were $822,000, which consists of $392,000 residential mortgage loans and $430,000 of Small Business Administration (SBA) loans compared to $154,000 at year-end 2022 which consists of $96,000 residential mortgage loans and $58,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans.

Loans

On December 31, 2023, total loans, net of deferred fees, was $1.706 billion, compared to $1.633 billion at year end 2022, an increase of $72,751,000 or 4 percent above total loans as of year-end 2022. The increase was primarily related to an increase in commercial loans.

The average yield (tax-equivalent basis) earned on total loans was 6.02 percent for the full year 2023, as compared to 4.65 percent for the year 2022, benefiting from higher market interest rates. At December 31, 2023, the portfolio is comprised of nine segments, commercial, commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied, residential real estate construction, residential real estate revolving, residential real estate multi family, residential real estate other and consumer as presented in the table below. Certain portfolio segments are further disaggregated for the purpose of estimating credit losses. At December 31, 2022, the portfolio is comprised of two segments, commercial and consumer loans. Additional information is provided in Note 4–Loans and Allowance for Credit Losses in the notes to the consolidated financial statements.

The following table presents the general composition of total loans:

Table 8-Loan Portfolio Composition

(dollars in thousands)	December 31, 2023%
Commercial loans	$154,189	9.0
Commercial real estate:
Construction	178,756	10.5
Owner occupied	355,236	20.8
Non-owner occupied	455,171	26.7
Residential real estate:
Construction	27,383	1.6
Revolving	107,968	6.3
Multi family	130,666	7.7
Other	283,387	16.6
Consumer	12,852	0.8
Gross Loans	$1,705,608	100.0

(dollars in thousands)	December 31, 2022%
Commercial, financial and agricultural	$1,246,023	76.3
Real estate-construction and land development	128,327	7.9
Total commercial related loans	1,374,350	84.2

Real estate - residential mortgages	135,340	8.3
Consumer and home equity	123,167	7.5
Total consumer related loans	258,507	15.8

Total loans	$1,632,857	100.0

The table below shows at December 31, 2023, the loan portfolio was comprised of approximately $1,012,142,000 or 59 percent in fixed rate loans, and $693,466,000 or 41 percent in floating rate loans. This compares to $767,525,000 or 56 percent in fixed rate loans, and $606,825,000 or 44 percent in floating rate loans, as of December 31, 2022. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or the Secured Overnight Financial Rate (SOFR).

Table 9-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2023
	Maturity Distribution
		One	Five
	One year	through	through	After fifteen
(dollars in thousands)	or less	five years	fifteen years	years	Total
Commercial loans	$68,034	$50,754	$21,062	$14,339	$154,189
Commercial real estate:
Construction	109,610	65,734	3,412	0	178,756
Owner occupied	113,619	163,828	76,490	1,299	355,236
Non-owner occupied	168,687	136,442	146,124	3,918	455,171
Residential real estate:
Construction	25,206	2,177	0	0	27,383
Revolving	78,103	4,097	25,648	120	107,968
Multi family	73,556	38,353	17,534	1,223	130,666
Other	51,180	82,108	83,934	66,165	283,387
Consumer	3,878	7,233	1,729	12	12,852
Gross loans	$691,873	$550,726	$375,933	$87,076	$1,705,608

Fixed interest rates	$88,072	$521,956	$316,494	$85,620	$1,012,142
Floating interest rates	603,801	28,770	59,439	1,456	693,466
Total gross loans	$691,873	$550,726	$375,933	$87,076	$1,705,608

During 2023, in terms of dollars and percentages more fixed rate commercial loans were originated, although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured with an initial fixed rate period, typically five years, and then adjustments based upon a predetermined index if a new fixed rate is not renegotiated. Additional loan information can be found in Note 4–Loans and Allowance for Credit Losses, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2023, premises and equipment, net of accumulated depreciation, totaled $19,563,000, as compared to $21,136,000 on December 31, 2022. The decrease was a result of depreciation and disposals on existing premises and equipment of $4,240,000, offset by new purchases of premises and equipment of $2,101,000. The remaining change was the result of transfers of assets held for sale, net of disposition of a portion of those assets. Financing leases which are now included as part of premises and equipment on the consolidated balance sheets had a balance of $947,000 on December 31, 2023.

Operating Leases Right-of-Use Assets

On December 31, 2023, operating leases right-of-use assets totaled $2,746,000, which was $326,000 or 11 percent lower than the level at year-end 2022. The decrease was primarily the result of one small retirement facility lease and the renewal of one financial center lease, offset by the termination of a financial center lease moved to a new location. The composition of the Corporation’s leases is provided in Note 5—Premises, Equipment and Leases.

Other Assets

On December 31, 2023, other assets totaled $97,660,000, compared to $89,417,000 of other assets as of December 31, 2022. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), prepaid expenses, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $61,998,000 at year-end 2023, compared to $55,897,000 at year-end 2022. The Corporation made additional investments in life insurance totaling $5,000,000 during 2023. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 23 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2023, which is within the regulatory guideline of 25 percent of Tier 1 capital.

At December 31, 2023 there were $383,000 in foreclosed real estate assets included in other assets, compared to $479,000 at December 31, 2022. The decrease was the result of a write down of the foreclosed real estate assets during 2023.

Also included with other assets is $7,992,000 of accrued interest receivable on loans and investment securities, and $16,198,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 2.08 percent for the year 2023 as compared to 0.47 percent for the year 2022.

On December 31, 2023, deposits totaled $1.87 billion, which represented a $69,877,000 or 3 percent decrease compared to the level at year-end 2022. Core deposits, consisting of demand, money market and savings, in aggregate, decreased $120,969,000 or 9 percent and time deposits (i.e. CDs) increased $69,857,000 or 18 percent. Of the total $451,995,000 of time deposits as of December 31, 2023, the balance of certificates of deposit with a balance of less than $100,000 totaled $233,666,000; $100,000 to $250,000 totaled $147,622,000 and $250,000 or more totaled $70,707,000. Time deposits totaling $360,354,000 or 80 percent of the total at year-end 2023 will mature in 2024.

On December 31, 2023, the balance of certificates of deposit with a balance of $100,000 and above was $218,329,000. Of this total, $63,263,000 mature within three months, $11,477,000 mature after three months but within six months, $102,962,000 mature after six months but within twelve months, and the remaining $40,627,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2023 is provided in Note 6–Deposits, in the notes to the consolidated financial statements.

The table below reports an estimate of uninsured time deposits by maturity.

Table 10 – Uninsured Time Deposit Maturities

(dollars in thousands)	2023
2024	$28,430
2025	4,277
2026	0
2027	0
2028	0
Thereafter	0
Total uninsured time deposits	$32,707

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 7-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2023, short-term borrowings totaled $56,541,000, as compared to the $11,605,000 as of December 31, 2022. The balance on December 31, 2023, consisted of $10,799,000 of repurchase agreements and $45,742,000 of other short-term borrowings as compared to the balance of $11,605,000 at year-end 2022 consisting of repurchase agreements and no other short-term borrowings. The decrease in the balance of repurchase agreements was a result of a change in deposit associated with the repurchase agreements while other short-term borrowings increased as cash flow from investments and deposits were not sufficient to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2023, long-term debt totaled $42,365,000, compared to $42,314,000 at year-end 2022. Subordinated debentures issued by the Corporation in December 2020 are included in long-term debt, totaling $30,845,000 and $30,764,000, respectively.

Generally, funds for the payment of long-term debt come from operations. On December 31, 2023, total unused credit with the FHLBP was approximately $689,203,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 7-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Operating Leases Liabilities

On December 31, 2023, operating leases liabilities totaled $2,848,000, which was $356,000 or 11 percent lower than the level at year-end 2022. The decrease was primarily the result of one small retirement facility lease and the renewal of one financial center lease, offset by the termination of a financial center lease moved to a new location. The composition of the Corporation’s leases is provided in Note 5—Premises, Equipment and Leases.

Shareholders' Equity and Capital Adequacy

Shareholders' equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $199,605,000 on December 31, 2023, an increase of approximately $22,305,000 or 13 percent, compared to $177,300,000 at year-end 2022. The increase was primarily the result of the Corporation’s $24,973,000 in net income available for shareholders less $6,337,000 of dividends paid to shareholders in 2023 and $3,682,000 other comprehensive income. The remaining difference is related to equity transactions during 2023. Information pertaining to stock of the Corporation is disclosed in Note 9–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Stock

The Corporation typically pays cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other factors. Annual cash dividends per share for the year 2023 totaled $0.66 per share, representing an increase of $0.06 or 10 percent above the cash dividends of $0.60 paid for the year 2022.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its stock or affect its earnings. Information regarding these plans can be found in Note 10-Benefit Plans and Note 11-Stock-Based Compensation, in the notes to the consolidated financial statements.

Capital Ratios

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can lead to enforcement and other actions by banking regulators.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  As of December 31, 2023, the Corporation and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, PeoplesBank was considered well-capitalized under the regulatory framework for prompt corrective action.

Table 11-Capital Ratios

			To be Well
		Required for	Capitalized Under
		Capital Adequacy	Prompt Corrective
(dollars in thousands)	Actual Ratios (1)	Purposes (2)	Action Provisions (2)	Actual Capital (1)
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2023
Common Equity Tier 1	12.79%	7.00%	n/a %	$228,163
Tier 1 risk based	13.35	8.50	n/a	238,163
Total risk based	16.23	10.50	n/a	289,514
Leverage	10.75	4.00	n/a	238,163

at December 31, 2022
Common Equity Tier 1	12.04%	7.00%	n/a %	$209,540
Tier 1 risk based	12.61	8.50	n/a	219,540
Total risk based	15.57	10.50	n/a	271,040
Leverage	9.77	4.00	n/a	219,540

PeoplesBank, A Codorus Valley Company
at December 31, 2023
Common Equity Tier 1	14.89%	7.00%	6.50%	$264,967
Tier 1 risk based	14.89	8.50	8.00	264,967
Total risk based	16.04	10.50	10.00	285,473
Leverage	11.98	4.00	5.00	264,967

at December 31, 2022
Common Equity Tier 1	14.15%	7.00%	6.50%	$245,896
Tier 1 risk based	14.15	8.50	8.00	245,896
Total risk based	15.34	10.50	10.00	266,632
Leverage	10.96	4.00	5.00	245,896

(1)Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2)The Corporation is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Corporation was deemed to be a small bank holding company under applicable regulations as of December 31, 2023.

Risk Management

The Corporation’s Risk Committee (“Committee”) meets at least quarterly and only includes independent directors. This Committee was formed mid-year 2022 to replace the former Enterprise Risk Management Committee, which also included members of management. The objective of the Committee is to identify and manage risk inherent in the operations of the Corporation and its affiliates. While the Committee’s risk review is broad in scope, its primary responsibility is to develop, implement and monitor compliance with formal risk management policies and procedures. Additional information can be found in Part III of this Form 10-K at “Committees of the Board of Directors – Risk Committee” and “Role of the Board in Risk Oversight.”

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

Nonperforming Assets

The table below presents a two-year history of asset categories posing the greatest risk of loss and related ratios.

Table 12-Nonperforming Assets

(dollars in thousands)	December 31, 2023
Nonaccrual loans:
Commercial loans	$1,513
Commercial real estate:
Construction	38
Owner occupied	463
Non-owner occupied	205
Residential real estate:
Revolving	439
Other	951
Total nonaccrual loans	$3,609

Other Real Estate Owned	$383
Total Nonperforming assets	$3,992

Individually evaluated loans without a valuation allowance	$2,146
Individually evaluated loans with a valuation allowance	1,463
Total individually evaluated loans	$3,609
Valuation allowance related to individually evaluated loans	$556

Nonaccrual loans as a % of total loans	0.21%
Nonperforming assets to total loans and foreclosed real estate	0.23%
Nonperforming assets as a % of total period-end assets	0.18%
ACL as a % of nonaccrual loans	568.28%
ACL as a % of nonperforming assets	513.72%
ACL as a % of total loans	1.20%

Nonaccrual loans as a % of applicable portfolio:
Commercial loans	0.98%
Commercial real estate:
Construction	0.02%
Owner occupied	0.13%
Non-owner occupied	0.05%
Residential real estate:
Revolving	0.41%
Other	0.34%

December 31,
(dollars in thousands)	2022
Nonaccrual loans:
Builder & developer	$1,773
Commercial real estate investor	222
Residential real estate investor	856
Manufacturing	2,965
Agriculture	912
Commercial other	3,436
Residential mortgages	349
Home equity	457
Total nonaccrual loans	$10,970
Troubled debt restructurings (TDRs):
Performing	$1,213
Total TDR loans	$1,213
Other Real Estate Owned:	$479
Total Nonperforming assets	$11,449

Impaired loans without a valuation allowance	$9,400
Impaired loans with a valuation allowance	2,783
Total impaired loans	$12,183
Valuation allowance related to impaired loans	$2,484

Nonaccrual loans as a % of total loans	0.67%
Nonperforming loans as a % of total loans	0.67%
Nonperforming assets as a % of total period-end assets	0.52%
ALL as a % of nonaccrual loans	189.02%
ALL as a % of nonperforming assets	181.12%
ALL as a % of total loans	1.27%

Nonaccrual loans as a % of applicable portfolio:
Builder & developer	1.38%
Commercial real estate investor	0.06%
Residential real estate investor	0.33%
Manufacturing	3.42%
Agriculture	1.00%
Commercial other	1.64%
Residential mortgages	0.26%
Home equity	0.47%

As of December 31, 2023 nonperforming assets totaled $3,992,000, a decrease of $7,457,000 compared to the balance of $11,449,000 as of December 31, 2022. The continuous collection efforts coordinated by the Corporation’s special assets team and recoveries from borrower payments on nonperforming loans have been critical to reducing the level of nonperforming assets.

The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers. Nonperforming assets are monitored and managed for collection of these accounts. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are employed to maximize recovery. A special assets committee meets regularly, at a minimum quarterly, to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for individually evaluated commercial related loans, an individual allowance is established for the difference. Further provisions for credit losses may be required for nonaccrual loans as additional information becomes available or conditions change. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

As of December 31, 2023, the nonperforming loan portfolio balance totaled $3,609,000, compared to $12,183,000 at year-end 2022, of which $1,213,000 related to troubled debt restructured loans reported under previously applicable GAAP. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. There were no accruing loans 90 days or more past due at December 31, 2023 or 2022. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well-collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

Foreclosed real estate is real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of December 31, 2023, there was $383,000 in foreclosed real estate compared to $479,000 at December 31, 2022.

Allowance for Credit Losses (ACL)

The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for credit losses. The Corporation records a provision for credit losses in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses. Beginning January 1, 2023, the ACL is based on current expected loss methodology. Prior to January 1, 2023, calculated was based on incurred loss methodology. An overview of the methodology and key factors that are used in evaluating the adequacy of the allowance is provided in Note 1-Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.

The ACL on loans was $20,506,000 as of December 31, 2023 and $20,736,000 as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.20 percent as of December 31, 2023 and 1.27 percent as of December 31, 2022. As detailed in Note 1–Summary of Significant Accounting Policies, the ACL increased $927,000 at the adoption of CECL.

The ACL as a percentage of nonperforming loans was 568.28 percent as of December 31, 2023 and 189.02 percent as of December 31, 2022. The ACL as a percentage of nonperforming assets was 513.72 percent as of December 31, 2023 and 181.12 percent as of December 31, 2022.

The ACL on unfunded commitments was $2,278,000 as of December 31, 2023 and $0 as of December 31, 2022. The Corporation recorded $389,000 of provision for credit losses on unfunded commitments for the year ended December 31, 2023, compared to none in the prior year. Similar to the increase in ACL on loans, the increase in ACL and provision expense on unfunded commitments was related to the adoption of CECL.

A detailed analysis of the allowance for the current year is provided in Note 4–Loans and Allowance for Credit Losses in the notes to the consolidated financial statements.

The table below presents a comparison of the allocation of the allowance for credit losses by major loan category for five year-end periods. While the Corporation attributes a portion of the allowance to individual loans and groups of loans that it evaluates and determines to be collateral dependent, the allowance is available to cover all charge-offs that arise from the loan portfolio.

Table 13-Allocation of Allowance for Credit Losses

	2023
(dollars in thousands)	Amount	% Total Loans
Commercial loans	$2,254	9.0
Commercial real estate:
Construction	3,658	10.5
Owner occupied	4,096	20.8
Non-owner occupied	6,279	26.7
Residential real estate:
Construction	82	1.6
Revolving	475	6.3
Multi family	1,519	7.7
Other	1,986	16.6
Consumer	157	0.8
Total	$20,506	100.0

	2022		2021		2020		2019
		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$18,408	76.3	$19,924	75.3	$18,564	76.4	$18,274	74.7
Real estate - construction and land development	1,769	7.9	2,408	10.2	2,034	9.6	2,263	10.6
Total commercial related	20,177	84.2	22,332	85.5	20,598	86.0	20,537	85.3

Real estate - residential mortgages	270	8.3	186	6.8	256	6.2	158	6.3
Consumer and home equity	289	7.5	265	7.7	388	7.8	370	8.4
Total consumer related	559	15.8	451	14.5	644	14.0	528	14.7

Unallocated	0	n/a	(1)	n/a	22	n/a	1	n/a

Total	$20,736	100.0	$22,782	100.0	$21,264	100.0	$21,066	100.0

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2023, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling $135,220,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling $689,203,000. The Corporation’s loan-to-deposit ratio was approximately 91 and 84 percent as of year-end 2023 and 2022 respectively. The ratio increased with period end higher loan growth and deposit contraction in 2023.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2023, 83% of our deposits are estimated to be FDIC- insured compared to 82% at December 31, 2022. In addition, as of December 31, 2023, 7% of our deposits were fully collateralized compared to 6% at December 31, 2022.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 13-Commitments, to the consolidated financial statements, and totaled $695,405,000 at December 31, 2023, compared to $696,029,000 at December 31, 2022. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 14-Contractual Obligations

		December 31, 2023
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Long-term debt	$40,229	$0	$0	$0	$40,229
Operating leases	3,050	699	883	731	737
Financing leases	1,742	75	159	160	1,348
Time deposits	451,995	360,354	88,490	2,993	158
Supplemental retirement plans	7,772	369	950	1,004	5,449
Purchase obligations	13,417	4,158	3,249	3,068	2,942
Deferred compensation	2,163	4	176	166	1,817
Total	$520,368	$365,659	$93,907	$8,122	$52,680

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher-than-normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI from 2022 to 2023 was 3.4 percent, compared to 6.5 percent from 2021 to 2022.

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

In addition, simulation of net interest income on a look-forward basis is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A "shock" is a simulated immediate upward or downward movement of interest rates. Shock scenarios do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward twelve-month period. The results at December 31 2023 and December 31, 2022 reflect the impact of the FOMC’s interest rate increases in effect at the end of each period. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; therefore the results may not reflect actions that management may take in the normal course or strategy of business that would impact results. The Corporation simulates the application of these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 400 basis point decrease was not simulated as of December 31, 2022.

The following table summarizes the simulated impact of interest rate shocks on net interest income as of December 31, 2023 and December 31, 2022, and the Corporation’s policy limits at each level. All scenarios simulated were within policy limits as of December 31, 2023 and 2022.

Net Interest Income
	% Change in Net Interest Income
Change in Market Interest Rates (basis points)	December 31, 2023	December 31, 2022	% Change Policy Limit
(400)	(8.1)%		(35.0)%
(300)	(5.2)%	(12.8)%	(25.0)%
(200)	(2.3)%	(6.5)%	(15.0)%
(100)	(0.4)%	(2.5)%	(7.5)%
100	(1.6)%	3.3%	(7.5)%
200	(3.6)%	6.8%	(15.0)%
300	(4.9)%	10.3%	25.0%
400	(6.3)%	13.9%	35.0%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective based on those criteria.

/s/ Craig L. Kauffman	/s/ Larry D. Pickett
Craig L. Kauffman	Larry D. Pickett
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
President	Chief Financial Officer,
and Chief Executive Officer	Treasurer, and Assistant Secretary

March 12, 2024	March 12, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the "Corporation") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Corporation adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, effective January 1, 2023, which requires the Corporation to record an estimate of expected lifetime credit losses for loans at the time of origination. Due to the adoption of the current expected credit losses (CECL) methodology, the Corporation recorded a $2.1 million transition adjustment for the allowance for credit losses (ACL) through retained earnings on January 1, 2023. As of December 31, 2023, the Corporation had a loan portfolio of $1.7 billion and a related allowance for credit losses on loans of $20.5 million.

The Corporation measures expected credit losses based on pooled loans when similar risk characteristics exist utilizing a discounted cash flow (DCF) model. Probability of default and loss given default are assumptions in the model used to discount loan-level cash flows. Management estimates the allowance balance using a combination of the Corporation’s loan loss experience and loss experience of peers. The CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period.

The Corporation adjusts its quantitative results for qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ that existed for the period over which historical information was evaluated. Qualitative factors include the following: differences in underwriting standards, portfolio mix, lending management, delinquency trends, loan review system, value of collateral, levels of concentrations as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

We identified auditing the Corporation’s allowance for credit losses on loans to be a critical audit matter due to the subjective auditor judgment and significant audit effort to evaluate the significant subjective judgments made by management throughout the initial adoption and subsequent application processes, including the assumptions used to develop the quantitative component. In addition, we used valuation specialists to assist us in auditing the judgments made by management.

The primary procedures performed to address the critical audit matter included:

•Evaluating the appropriateness of and testing management’s methodology and conceptual soundness of the DCF model, including the use of valuation specialists to assist with evaluating the model used in forecasting future economic conditions and testing of inputs into the model;

•Evaluating the reasonableness of management’s judgments over the application of reasonable and supportable forecasts;

•Testing the completeness and accuracy of internal data and evaluating the relevance and reliability of external data used to inform management’s judgments used in the DCF model;

•Evaluating the reasonableness of subjective assumptions within the quantitative DCF calculation;

•Evaluating the reasonableness of management’s judgments over development of the qualitative framework and selection of qualitative factors,

•Testing the completeness and accuracy of internally derived data, and evaluating the relevance and reliability of external data used to inform management’s judgments related to the qualitative factors; and

•Evaluating the procedures and results of the Corporation’s third-party model validation, as well as management’s responses to results.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2020.

Columbus, Ohio

March 12, 2024

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2023	2022
Assets
Interest bearing deposits with banks	$10,882	$99,777
Cash and due from banks	22,809	20,662
Total cash and cash equivalents	33,691	120,439
Securities, available-for-sale, at fair value (amortized cost $390,397 at December 31, 2023	349,767	345,457
and $390,922 at December 31, 2022, respectively)
Restricted investment in bank stocks, at cost	3,146	955
Loans held for sale	822	154
Loans (net of deferred fees of $3,752 - 2023 and $3,813 - 2022)	1,705,608	1,632,857
Less-allowance for credit losses (1)	(20,506)	(20,736)
Net loans	1,685,102	1,612,121
Premises and equipment, net	19,563	21,136
Operating leases right-of-use assets	2,746	3,072
Goodwill	2,301	2,301
Other assets	97,660	89,417
Total assets	$2,194,798	$2,195,052

Liabilities
Deposits
Noninterest bearing	$379,288	$463,853
Interest bearing	1,494,054	1,479,366
Total deposits	1,873,342	1,943,219
Short-term borrowings	56,541	11,605
Long-term debt and junior subordinated debt	11,520	11,550
Subordinated notes - face amount $31,000 (less discount and debt
issuance cost of $155 at December 31, 2023 and $236 at December 31, 2022)	30,845	30,764
Operating leases liabilities	2,848	3,204
Allowance for credit losses on off-balance sheet credit exposures	2,278	0
Other liabilities	17,819	17,410
Total liabilities	1,995,193	2,017,752

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at December 31, 2023 and 0 at December 31, 2022	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized; shares issued:
9,883,660 at December 31, 2023 and December 31, 2022; and shares
outstanding: 9,642,851 at December 31, 2023 and 9,581,230 at December 31, 2022	24,709	24,709
Additional paid-in capital	142,633	141,896
Retained earnings	68,633	52,146
Accumulated other comprehensive loss	(31,082)	(34,764)
Treasury stock shares outstanding, at cost: 240,809 shares at December 31, 2023
and 302,430 at December 31, 2022	(5,288)	(6,687)
Total shareholders' equity	199,605	177,300
Total liabilities and shareholders' equity	$2,194,798	$2,195,052

(1)Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2023	2022
Interest income
Loans, including fees	$100,804	$73,139
Investment securities:
Taxable	10,292	7,455
Tax-exempt	414	427
Dividends	22	44
Other	1,766	3,588
Total interest income	113,298	84,653

Interest expense
Deposits	30,754	7,261
Federal funds purchased and other short-term borrowings	1,237	48
Long-term debt and junior subordinated debt	839	616
Subordinated notes	1,476	1,476
Total interest expense	34,306	9,401
Net interest income	78,992	75,252
(Recovery of) provision for credit losses - loans (1)	(244)	2,890
Provision for credit losses - unfunded commitments (1)	389	0
Net interest income after provision for credit losses	78,847	72,362

Noninterest income
Trust and investment services fees	5,031	4,549
Income from mutual fund, annuity and insurance sales	1,306	1,247
Service charges on deposit accounts	6,153	5,503
Income from bank owned life insurance	1,452	1,256
Other income	2,771	1,880
Gain on sale of loans held for sale	75	625
Gain (loss) on sale of assets held for sale	64	(87)
Loss on sales of securities	(388)	(119)
Total noninterest income	16,464	14,854

Noninterest expense
Personnel	37,974	35,061
Occupancy of premises, net	3,637	3,848
Furniture and equipment	3,438	3,402
Professional and legal	1,839	2,626
Marketing	1,314	1,932
FDIC insurance	983	765
Debit card processing	1,976	1,703
Charitable donations	1,637	1,571
External data processing	4,042	3,884
Settlement expenses	0	1,000
Merger related expenses	956	0
(Recovery of) impaired loan carrying costs	(348)	546
Other	6,020	5,230
Total noninterest expense	63,468	61,568
Income before income taxes	31,843	25,648
Provision for income taxes	6,870	5,556
Net income	$24,973	$20,092
Net income per share, basic	$2.60	$2.11
Net income per share, diluted	$2.59	$2.10

(1)Results of reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2023	2022
Net income	$24,973	$20,092
Other comprehensive income:
Securities available for sale:
Net unrealized gains (losses) arising during the period
(net of tax expense (benefit) of $1,062 and ($10,657), respectively)	3,385	(34,691)
Reclassification adjustment for losses included in net income
(net of tax benefit of $91 and $28, respectively) (a) (b)	297	91
Net unrealized gain (loss)	3,682	(34,600)
Comprehensive income (loss)	$28,655	$(14,508)

(a) Amounts are included in (loss) gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b) Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$24,973	$20,092
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/software amortization	2,360	2,488
Net amortization expense	(620)	(1,112)
Net change in operating lease liabilities	(638)	(660)
Provision for credit losses on off-balance sheet credit exposures	389	0
(Recovery of) provision for credit losses on loans	(244)	2,890
Writedown of foreclosed real estate	95	0
Deferred income tax (benefit) expense	(637)	662
Increase in bank owned life insurance	(1,452)	(1,256)
Originations of loans held for sale	(5,452)	(16,860)
Proceeds from sales of loans held for sale	4,860	25,200
Gain on sales of loans held for sale	(75)	(625)
(Gain) loss on writedowns and sales of bank premises and equipment, net	(64)	87
Loss on sales of securities available-for-sale	388	119
Stock-based compensation	1,260	979
Increase in interest receivable	(1,373)	(2,062)
(Increase) decrease in other assets	(1,718)	1,499
Increase in interest payable	809	277
(Decrease) increase in other liabilities	(790)	2,240
Net cash provided by operating activities	22,071	33,958

Cash flows from investing activities
Purchases of securities, available-for-sale	(36,256)	(182,874)
Maturities, repayments and calls of securities, available-for-sale	31,754	40,846
Sales of securities, available-for-sale	4,253	4,800
Redemption of restricted investment in bank stock	7,468	356
Purchase of restricted investment in bank stock	(9,659)	0
Net increase in loans made to customers	(72,353)	(116,192)
Proceeds from sale of loans made to customers	1,336	10,298
Purchases of premises and equipment	(2,101)	(1,841)
Investment in bank owned life insurance	(5,000)	0
Proceeds from sales of fixed assets	1,880	0
Proceeds from bank owned life insurance	316	0
Net cash used in investing activities	(78,362)	(244,607)

Cash flows from financing activities
Net decrease in demand and savings deposits	(139,734)	(120,968)
Net increase (decrease) in time deposits	69,857	(79,578)
Net increase in short-term borrowings	44,936	844
Repayment of long-term debt	0	(10,000)
Net change in finance lease liabilities	(30)	(29)
Cash dividends paid to shareholders	(6,337)	(5,714)
Proceeds from treasury stock reissuance	1,582	2,422
Payment of taxes related to stock withheld	(158)	(109)
Forfeiture of restricted stock	(25)	(91)
Treasury stock repurchased	0	(34)
Proceeds from issuance of stock, net	(548)	(1,149)
Net cash used in financing activities	(30,457)	(214,406)
Net decrease in cash and cash equivalents	(86,748)	(425,055)
Cash and cash equivalents at beginning of year	120,439	545,494
Cash and cash equivalents at end of period	$33,691	$120,439

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2022	$24,708	$142,067	$37,769	$(164)	$(8,875)	$195,505
Net income			20,092			20,092
Other comprehensive loss, net of tax				(34,600)		(34,600)
Cash dividends ($0.60 per share)			(5,715)			(5,715)
Stock-based compensation		979				979
Forfeiture of restricted stock and withheld shares - 11,594 shares		91			(200)	(109)
Repurchased stock - 1,535 shares					(34)	(34)
Issuance and reissuance of common stock:
26,467 shares under the dividend reinvestment and
stock purchase plan		49			520	569
26,245 shares under the employee stock option plan		(178)			537	359
13,543 shares under employee stock purchase plan		(54)			308	254
55,700 shares of stock-based compensation awards	1	(1,058)			1,057	0

Balance, December 31, 2022	$24,709	$141,896	$52,146	$(34,764)	$(6,687)	$177,300
Cumulative change in adoption of accounting principle
ASC 326 as discussed in Note 1			(2,149)			(2,149)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	24,709	141,896	49,997	(34,764)	(6,687)	175,151
Net income			24,973			24,973
Other comprehensive income, net of tax				3,682		3,682
Cash dividends ($0.66 per share)			(6,337)			(6,337)
Stock-based compensation		1,260				1,260
Forfeiture of restricted stock and withheld shares - 9,025 shares		25			(183)	(158)
Issuance and reissuance of common stock:
29,772 shares under the dividend reinvestment and
stock purchase plan		(59)			671	612
12,002 shares under the employee stock option plan		(97)			271	174
14,854 shares under employee stock purchase plan		(78)			326	248
14,018 shares of stock-based compensation awards		(314)			314	0

Balance, December 31, 2023	$24,709	$142,633	$68,633	$(31,082)	$(5,288)	$199,605

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”).PeoplesBank operates one wholly owned subsidiary as of December 31, 2023, Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, which sells non-deposit investment products.In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties.PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation.The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly owned bank subsidiary, PeoplesBank, and a wholly owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2023.The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7 – Short-term Borrowings and Long-term Debt.All significant intercompany account balances and transactions have been eliminated in consolidation.The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.Actual results could differ from those estimates.Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, particularly as it relates to changing economic conditions.

Investment Securities

The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date.Securities classified as available-for-sale are debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity.Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, income or liquidity needs, regulatory considerations and other factors.Debt securities available-for-sale are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders' equity.Premiums and discounts are recognized in interest income using the interest method over the estimated life of the security.Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the statement of income.

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2023 and 2022 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB).Under the FHLBP’s Capital Plan and ACBI membership, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2023 and 2022. The FHLBP restricts the repurchase of the excess capital stock of member banks.The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost.Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP.Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2023 and 2022.

Allowance for Credit Losses—Available-for-Sale Securities

For available-for-sale debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.For debt securities available-for-sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors.If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis.Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal).Losses are charged against the allowance when management believes the non-collectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.Accrued interest receivable on available-for-sale debt securities, which totaled $1,500,000 as of December 31, 2023, is excluded from the estimate of credit losses.

Loans Held for Sale

Loans held for sale are comprised of residential mortgage loans and the guaranteed portion of secondary-market qualified Small Business Administration loans. Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements.The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.The Corporation generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. Gains or losses recognized on the sale of mortgage loans and loans guaranteed by the Small Business Administration loans are recognized based on the difference between the selling price and the carrying value of the related loan and are recorded in noninterest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses.Amortized cost is the principal balance outstanding, net of deferred loan fees and costs.Accrued interest receivable totaled $6,500,000 at December 31, 2023 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.Interest income is accrued on the unpaid principal balance.Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.The loans receivable portfolio is disaggregated into segments.The segments include commercial, commercial real estate – construction, commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate – construction, residential real estate – revolving, residential real estate – multi family, residential real estate - other, and consumer loans.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible.Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection.Past due status is based on the contractual terms of the loan.In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.Under the cash-basis method, interest income is recorded when the payment is received in cash.Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

As disclosed in Note 4—Loans and Allowance for Credit Losses, the Corporation engages in commercial and consumer lending.Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate.

Allowance for credit losses – loans

The allowance for credit losses (ACL) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the non-collectibility of a loan balance is confirmed.Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, lending management, delinquency trends, loan review system, value of underlying collateral, levels of concentrations, as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.These adjustments are commonly known as the Qualitative Framework.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.Loans evaluated collectively for expected credit losses include loans on accrual status and loans initially evaluated individually but determined to not to have enhanced credit risk characteristics. The Corporation has identified the following portfolio segments:

•Commercial loans

•Commercial real estate – construction

•Commercial real estate – owner occupied

•Commercial real estate – non-owner occupied

•Residential real estate – construction

•Residential real estate – revolving

•Residential real estate – multi family

•Residential real estate – other

•Consumer loans

The Corporation groups its loan portfolio into segments which are further broken down into classes to allow management to monitor the performance of the portfolio. The risks associated with lending activities differ among the various loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may impact both the borrower’s ability to repay its loans and the value of the associated collateral.

Commercial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, most of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a considerable number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Corporation, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Corporation’s underwriting standards are developed to mitigate this risk. The underwriting process includes evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers is typical.However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

Commercial Real Estate includes commercial construction loans along with owner and non-owner occupied commercial real estate loans.Commercial construction loans include multi-family construction loans commercial and land development loans. The risk of loss on these loans is dependent on the Corporation’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition, and real estate market conditions, which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Corporation must rely upon other repayment sources, if any, including the guarantors of the project or other collateral securing the loan.Non-owner occupied commercial real estate present a different credit risk to the Corporation than owner occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements and may result in lower collateral values. The Corporation recognizes that greater risk is inherent in these credit relationships compared to owner occupied loans that are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be negatively impacted.

Residential Real Estate includes construction loans for single family housing units, revolving lines secured by 1-4 housing units, loans for multi-family units and fixed-rate and adjustable-rate loans with 1-4 owner occupied family residential housing securing the loans. The risk of loss on construction loans is largely dependent on the Corporation’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs, construction management, including timely completion of the unit. Revolving residential home equity loans, including term loans and lines of credit, present a slightly higher risk to the Corporation than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The creditworthiness of the borrower is also considered, including credit scores and debt-to-income ratios. Multi-family residential contain multiple separate housing units for residential inhabitants in several buildings or within one complex.High interest rates, fluctuations in rental demand, lacking property management and maintenance can impact the borrower’s ability to repay the loan.Fixed-rate and adjustable-rate loans with 1-4 owner occupied family residential housing risk exposure is minimized through the evaluation of the creditworthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards, which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

Consumer installment and other consumer loans credit risk is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets. These loans can be unsecured, or the collateral value may depreciate quickly or may fluctuate, and may present a greater risk to the Corporation than 1-4 family residential loans.

The Corporation measures the allowance for credit losses using the following methods:

•Loans are aggregated into pools based on similar risk characteristics.

•The Probability of Default (PD) and Loss Given Default (LGD) CECL model components are determined based on loss estimates driven by historical experience at the input level.

•The PD model component uses "through the economic cycle transition" matrices based on the Corporation’s and peer group historical loan and transaction data across each pool of loans.

•The LGD model component calculates a lifetime estimate across each pool of loans utilizing a nonparametric loss curve modeling approach.

•Reasonable and supportable forecasts are incorporated into the PD model component that are based on different economic forecasts and scenarios sourced from external parties. A future loss forecast over the reasonable and supportable forecast period of one year is based on the projected performance of specific economic variables that statistically correlate with the PD and LGD pools. After the reasonable and supportable forecast period, credit loss estimates will revert over four quarters to the long term mean on a straight-line basis as permitted in ASC 326-20-30.

•Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

•A constant prepayment rate is calculated for each loan pool in the CECL model.

Loans that do not share similar risk characteristics are evaluated on an individual basis.Loans evaluated individually are not also included in the collective evaluation.When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Allowance for credit losses – off-balance sheet credit exposures

Effective January 1, 2023, the Corporation adopted ASC 326, at which time the Corporation estimated expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance represents management’s estimate of expected losses in unfunded loan commitments and other noncancellable off-balance sheet credit exposures, such as letters of credit. The ACL specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates, i.e., the likelihood of draws taken.Adjustments to the reserve for unfunded off-balance sheet credit exposures are recorded in provision for credit losses - unfunded off-balance sheet credit exposures in the Consolidated Statements of Income.

Loan-Level Interest Rate Swaps

PeoplesBank enters into loan-level interest rate swaps (“swaps”) to facilitate certain client transactions and to meet their financing needs.These swaps qualify as derivatives, but are not designated as hedging instruments, which would be accounted for using hedge accounting. A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan clients, and PeoplesBank simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the client pays a fixed interest rate and PeoplesBank receives a floating interest rate.The swap positions with clients are equally offset with the dealer counterparties to minimize the potential impact on PeoplesBank’s financial statements.

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

Derivatives contain an element of credit risk, including the possibility that PeoplesBank will incur a loss because a party to the agreements, which may be a dealer counterparty or a client, fails to meet its contractual obligations. Derivative contracts may only be executed with dealer counterparties as approved by the Board of Directors.Similarly, derivatives with clients may only be executed with clients within credit exposure limits approved by the Board of Directors.

Interest rate swaps, recorded at fair value, are included in other assets on the Consolidated Balance Sheets.Additional information is provided in Note 17 – Interest Rate Swaps.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation.Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives.Estimated useful lives are five years to forty years for buildings and improvements, five years to twenty years for furniture and equipment and two years to seven years for computer equipment and software.Maintenance and repairs are charged to expense as incurred.The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term.When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value. There was no balance at December 31, 2023, compared to $567,000 at December 31, 2022 which consisted of one retail banking property which closed in the second quarter 2022.Bank premises and equipment designated as held for sale is included in other assets on the Consolidated Balance Sheets.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure.Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses.Appraisals, obtained from an independent third party, are generally used to determine fair value.After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off.Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations.Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense.When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense.At December 31, 2023 there was $383,000 of foreclosed commercial real estate, compared to $479,000 at December 31, 2022.Included within loans receivable as of December 31, 2023, was a recorded investment of $133,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction compared to $124,000 as of December 31, 2022.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses.BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors.PeoplesBank is the owner and beneficiary of the policies.This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $61,998,000 at December 31, 2023, compared to $55,897,000 at December 31, 2022.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. In 2020 PeoplesBank began selling mortgages with servicing released for the majority of the new portfolio. The mortgage servicing rights (MSRs) associated with previously sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income which was $132,000 and $153,000 in 2023 and 2022, respectively. Mortgage servicing income is included in other income in the statements of income.The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings.At December 31, 2023, the balance of residential mortgage loans serviced for third parties was $51,069,000 compared to $55,708,000 at December 31, 2022.

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets.

	Years ended December 31,
(dollars in thousands)	2023	2022
Amortized cost:
Balance at beginning of year	$279	$380
Originations of mortgage servicing rights	0	6
Amortization expense	(52)	(107)
Balance at end of year	$227	$279

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2023, the market value of assets was $981,570,000 compared to$820,283,000 at December 31, 2022.

Advertising

Advertising costs are charged to expense when incurred.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the effective date.

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740.FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2023 and 2022.The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statement of Income.The tax years subject to examination by the taxing authorities are the years ended December 31, 2022, 2021, and 2020.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15 – Fair Value Measurements and Fair Values of Financial Instruments.Fair value estimates involve uncertainties and matters of significant judgment.Changes in assumptions or in market conditions could significantly affect the estimates.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis.If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed.Analyses may also be performed between annual tests.Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium.The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2023.There were no conditions or events that would trigger an analysis or impairment since October 1, 2023.

Core deposit intangibles represent the value assigned to demand, interest checking, money market, and savings accounts acquired as part of an acquisition.The core deposit intangible value represents the future economic benefit of potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base.The core deposit intangible asset resulting from the merger with Madison Bancorp, Inc. was determined to have a definite life and is being amortized using the sum of the years’ digits method over ten years.All intangible assets must be evaluated for impairment if certain events or changes in circumstances occur. Any impairment write-downs would be recognized as expense on the consolidated statements of income.The core deposit intangible asset is included in other assets on the Consolidated Balance Sheets.

At December 31, 2023, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Trust and investment service fees – The Corporation provides trust, investment management custody and irrevocable life insurance trust services to customers. Such services are rendered in accordance with the underlying contracts for which fees are earned.The Corporation’s performance obligations are generally satisfied, and the related revenue recognized, over the period in which the service is provided.Payment for services rendered is primarily received in the following month.

Income from mutual fund, annuity and insurance sales – The Corporation sells mutual funds, annuity and insurance products to its customers. The Corporation’s performance obligation is met upon the signing of the product agreement and, in certain cases, a time component may exist when the customer has the right to rescind the agreement with or without penalty. The Corporation recognizes revenues upon delivery of the product or service unless there is a time component in which case revenues are recognized utilizing the expected value method.Payment for services rendered is primarily received in the following month.

Service charges on deposits accounts – These represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Other service charges include revenue from processing wire transfers, cashier’s checks and other services.Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.

Other noninterest income – The Corporation evaluated individual components of other noninterest income, such as credit card merchant fees, credit and gift card fees and ATM fees.Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through payment networks, such as Visa.Credit and gift card income is realized through a third party provider who issues credits as private label in the Corporation’s name.ATM fees are primarily generated when a non-Corporation cardholder uses a Corporation ATM.The income is primarily comprised as a percentage of interchange fees earned whenever the issuer’s card is processed through card payment networks, such as Visa or Pulse.Merchant services income is realized through a third party service provider who is contracted by the Corporation under a referral arrangement.Such fees represent fees charged to merchants to process their debit card transactions. The Corporation’s performance obligation for these fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.Payment is typically received within a 1 to 3 day lag or in the following month.

Per Share Data

Basic net income per share is calculated as net income available to shareholders divided by the weighted average number of shares outstanding.Diluted net income per share is calculated as net income available to shareholders divided by the weighted average number of shares outstanding plus shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance.Potential shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method.

The computation of net income per share for the years ended December 31, 2023 and 2022 is provided in the table below.

(in thousands, except per share data)	2023	2022
Net income available to shareholders	$24,973	$20,092

Weighted average shares outstanding (basic)	9,608	9,532
Effect of dilutive stock options	17	28
Weighted average shares outstanding (diluted)	9,625	9,560

Basic earnings per share	$2.60	$2.11
Diluted earnings per share	$2.59	$2.10

Anti-dilutive stock options excluded from the computation of earnings per share	26	30

Stock-Based Compensation

The Corporation accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense, related to stock-based compensation awards in their statements of

operations.Compensation expense is equal to the fair value of the stock-based compensation awards on the grant date and is recognized over the vesting period of such awards.More information is provided in Note 11 – Stock-Based Compensation.

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents.

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2023	2022
Cash paid during the period for:
Income taxes	$9,395	$410
Interest	$33,497	$9,124

Noncash investing activities:
Transfer of loans to foreclosed real estate	$0	$479
Transfer of loans to held for sale	$2,018	$16,617
Transfer of premises and equipment to assets held for sale	$1,269	$109
Initial recognition of operating lease right-of-use assets	$282	$2,061
Initial recognition of operating lease liabilities	$282	$2,061

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.These financial instruments are recorded on the balance sheet when they become a receivable to the Corporation.

Comprehensive Income and Accumulated Other Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Segment Reporting

Management has determined that it operates in only one segment, community banking.The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements

Pronouncements Adopted in 2023

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a net decrease to retained earnings of $2,100,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment included a $927,000 increase to ACL for loans, a $1,900,000 increase in the ACL for unfunded commitments and a $667,000 increase in deferred tax assets.

At adoption, the Corporation changed the way the loan portfolio is segmented and now segments the portfolio based on collateral.Previously the Corporation segmented the loan portfolio based on industry.

The following table illustrates the impact of ASC 326.

		January 1, 2023
		Pre-CECL	Reclassification to CECL	Post-CECL Adoption
(dollars in thousands)		Adoption	Portfolio Segmentation	Portfolio Segmentation
Loans:
	Builder & developer	$128,327	$(128,327)	$0
	Commercial real estate investor	367,366	(367,366)	0
	Commercial real estate-construction	0	144,782	144,782
	Commercial real estate-owner occupied	0	344,941	344,941
	Commercial real estate-non-owner occupied	0	445,408	445,408
	Residential real estate investor	263,262	(263,262)	0
	Residential real estate-construction	0	26,055	26,055
	Residential real estate-revolving	0	103,509	103,509
	Residential real estate-multi family	0	118,141	118,141
	Residential real estate-other	0	243,092	243,092
	Commercial	0	191,665	191,665
	Hotel/Motel	94,471	(94,471)	0
	Wholesale & retail	60,672	(60,672)	0
	Manufacturing	86,593	(86,593)	0
	Agriculture	91,449	(91,449)	0
	Service	73,094	(73,094)	0
	Commercial other	209,116	(209,116)	0
	Consumer	0	15,264	15,264
	Residential mortgage	135,340	(135,340)	0
	Home equity	98,030	(98,030)	0
	Consumer other	25,137	(25,137)	0
	Total	$1,632,857	$0	$1,632,857

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.ASU 2022-02 did not have a material impact on the Corporation’s consolidated financial statements.

Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280).This standard issues the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment.This standard is not expected to have a material impact on the Corporation’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740).This standard sets forth additional disclosures associated with the rate reconciliation, with different categories having varying degrees of qualitative and/or quantitative disclosures.This standard is being evaluated and is not expected to have material impact on the Corporation’s consolidated financial statements.

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.In 2023 and 2022, the reserves were met with vault cash.PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $640,000 and $65,000 at December 31, 2023 and December 31, 2022, respectively.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2023 and 2022 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof, investments in the obligations of states and municipalities and selected corporate securities, including subordinated debt.At year-end 2023 and 2022, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized		Allowance for	Gross Unrealized		Fair
(dollars in thousands)	Cost		Credit Losses	Gains	Losses	Value
December 31, 2023
Debt securities:
U.S. Treasury notes	$19,843		$0	$0	$(369)	$19,474
U.S. agency	13,953		0	0	(1,116)	12,837
U.S. agency mortgage-backed, residential	283,058		0	342	(29,121)	254,279
State and municipal	35,351		0	53	(4,732)	30,672
Corporates	38,192		0	1	(5,688)	32,505
Total debt securities	$390,397		$0	$396	$(41,026)	$349,767

December 31, 2022
Debt securities:
U.S. Treasury notes	$19,688	$	n/a	$0	$(588)	$19,100
U.S. agency	12,750		n/a	0	(1,470)	11,280
U.S. agency mortgage-backed, residential	283,436		n/a	43	(33,377)	250,102
State and municipal	35,517		n/a	37	(6,155)	29,399
Corporates	39,531		n/a	0	(3,955)	35,576
Total debt securities	$390,922	$	n/a	$80	$(45,545)	$345,457

The proceeds from sales of securities and the associated gains and losses are listed below.Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2023	2022
Proceeds	$4,253	$4,800
Gross gains	0	0
Gross losses	(388)	(119)
Tax benefit	91	28

The amortized cost and estimated fair value of debt securities at December 31, 2023 by contractual maturity are shown below.Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future.Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$14,708	$14,472
Due after one year through five years	119,295	112,197
Due after five years through ten years	216,774	188,797
Due after ten years	39,620	34,301
Total debt securities	$390,397	$349,767

Investment securities having a carrying value of $214,547,000 and $204,887,000 on December 31, 2023 and December 31, 2022, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, at December 31, 2023 and 2022.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2023
Debt securities:
U.S. Treasury notes	0	$0	$0	4	$19,474	$(369)	4	$19,474	$(369)
U.S. agency	2	1,192	(11)	10	11,645	(1,105)	12	12,837	(1,116)
U.S. agency mortgage-backed, residential	14	12,996	(101)	208	211,658	(29,020)	222	224,654	(29,121)
State and municipal	2	634	(23)	32	25,907	(4,709)	34	26,541	(4,732)
Corporates	1	1,261	(239)	31	30,751	(5,449)	32	32,012	(5,688)
Total temporarily impaired debt securities, available-for-sale	19	$16,083	$(374)	285	$299,435	$(40,652)	304	$315,518	$(41,026)

December 31, 2022
Debt securities:
U.S. Treasury notes	4	$19,100	$(588)	0	$0	$0	4	$19,100	$(588)
U.S. agency	7	7,594	(656)	3	3,685	(814)	10	11,279	(1,470)
U.S. agency mortgage-backed, residential	147	140,409	(11,071)	72	102,061	(22,284)	219	242,470	(33,355)
State and municipal	6	2,334	(210)	35	25,121	(5,945)	41	27,455	(6,155)
Corporates	11	11,610	(831)	20	20,665	(3,124)	31	32,275	(3,955)
Total temporarily impaired debt securities, available-for-sale	175	$181,047	$(13,356)	130	$151,532	$(32,167)	305	$332,579	$(45,523)

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

As of December 31, 2023, the Corporation’s security portfolio consisted of 349 securities, 304 of which were in an unrealized loss position.Through December 31, 2023 the Corporation has collected all interest and principal on its investment securities as scheduled.The majority of the unrealized losses are related to the Corporation’s mortgage-backed securities, as discussed below:

Mortgage-Backed Securities

At December 31, 2023, 100% of the mortgage-backed securities held by the Corporation were issued by U.S. government-sponsored entities and agencies.The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to have credit impairment at December 31, 2023.

NOTE 4-Loans and Allowance for Credit Losses

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

At adoption, the Corporation changed the way the loan portfolio is segmented and now segments the portfolio based on collateral using federal call code targeting similar risk characteristics. Previously the Corporation segmented the loan portfolio based on industry. Management selected national civilian unemployment rates, housing price index and real gross domestic product (GDP) as the drivers of the quantitative portion of the collectively evaluated reserves. These third party supplied economic driver forecasts are updated within the model quarterly.

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

Management estimates the allowance balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The ACL also includes a qualitative adjustment for risk factors that are not considered within the quantitative component or where the Corporation’s risk factors differ from the utilized peer data. Management may consider additional or reduced reserves to be warranted based on current and expected conditions. During the current quarter factors that were considered relevant by management in determining expected credit losses beyond the quantitative assessment include changes in:

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

The qualitative adjustments and projected impact are reviewed and considered by the Corporation’s Chief Credit Officer in discussion with the appropriate finance and executive personnel. During the year ending December 31, 2023, the quantitative allowance was positively impacted by forecasted improvements in the macroeconomic conditions such as national civilian unemployment rates and GDP. While these changes project an improvement in credit conditions, a decrease was experienced in commercial real estate prices. This resulted in a decision to increase the qualitative loss risk related to changes in national, regional and local conditions along with changes in the value of underlying collateral for commercial real estate loans. This increased risk will continue to be monitored and would expect to remain until forecasts for the unemployment rate and GDP again align with projections for commercial real estate pricing. While other areas of risk beyond the quantitative risk have been identified within the model, no additional changes were considered warranted in the allocated reserve ratios.

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2023. The portfolio is comprised of nine segments, commercial, commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied, residential real estate construction, residential real estate revolving, residential real estate multi family, residential real estate other and consumer as presented in the table below. Certain portfolio segments are further disaggregated for the purpose of estimating credit losses. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total
(dollars in thousands)	2023	Loans
Commercial loans	$154,189	9.0
Commercial real estate:
Construction	178,756	10.5
Owner occupied	355,236	20.8
Non-owner occupied	455,171	26.7
Residential real estate:
Construction	27,383	1.6
Revolving	107,968	6.3
Multi family	130,666	7.7
Other	283,387	16.6
Consumer	12,852	0.8
Gross Loans	1,705,608	100.0
Less: Allowance for credit losses	20,506
Net Loans	$1,685,102

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

Concentrations of Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features or other correlations that could cause their ability meet contractual obligations to be similarly affected.Most of the Corporation’s business is with clients in south central Pennsylvania, specifically York County and Lancaster County and north central Maryland, specifically Baltimore and Harford County.At December 31, 2023, the Corporation had four segments of its total loan portfolio that exceeded 10 percent: commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied and residential real estate other, which represented 10.5 percent, 20.8 percent, 26.7 percent and 16.6 percent of the total loan portfolio, respectively. At December 31, 2022, the Corporation had two segments of its total loans portfolio that exceeded 10 percent: commercial real estate investor, which represented 22.5 percent of the portfolio and residential real estate investor, which represented 16.1 percent of the portfolio.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $12,803,000 at December 31, 2023 and $11,041,000 at December 31, 2022.During 2023, total additions were $3,322,000 and total repayments and reductions were $1,560,000.As of year-end 2023, all loans to this group were current and performing in accordance with contractual terms.

The following tables presents the activity in the allowance for credit losses by segment as of and for the year ended December 31, 2023.

Boy I a
(dollars in thousands)	Balance, January 1, 2023 - Pre ASC 326 Adoption	Impact of adopting ASC 326	Recovery of credit losses	Loan charge-offs	Loan recoveries	Balance, December 31, 2023

Commercial loans	$4,783	$(235)	$(1,907)	$(1,448)	$1,061	$2,254
Commercial real estate:
Construction	1,829	1,121	708	0	0	3,658
Owner occupied	4,341	(69)	465	(682)	41	4,096
Non-owner occupied	6,387	(468)	360	0	0	6,279
Residential real estate:
Construction	230	(144)	(4)	0	0	82
Revolving	417	192	(207)	(63)	136	475
Multi family	1,205	194	120	0	0	1,519
Other	1,511	169	233	0	73	1,986
Consumer	33	167	(12)	(62)	31	157
Total	$20,736	$927	$(244)	$(2,255)	$1,342	$20,506

The following table presents the activity in and the composition of the allowance for loan losses in accordance with previously applicable GAAP by loan segment and class detail as of and for the year ended December 31, 2022.

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

Non-accrual Loans

The table below presents a summary of non-accrual loans at December 31, 2023. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, individually evaluated consumer related loans are partially or fully charged-off eliminating the need for an individual allowance. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With a	Without a	Related	Interest Income
(dollars in thousands)	Related Allowance	Related Allowance	Allowance	Year ended December 31, 2023
December 31, 2023
Commercial loans	$1,000	$513	$500	$663
Commercial real estate:
Construction	0	38	0	107
Owner occupied	463	0	56	401
Non-owner occupied	0	205	0	0
Residential real estate:
Construction	0	0	0	36
Revolving	0	439	0	35
Multi family	0	0	0	0
Other	0	951	0	38
Consumer	0	0	0	0
Total	$1,463	$2,146	$556	$1,280

The table below presents a summary of impaired loans at December 31, 2022. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off, eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charged-offs.

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

The tables below presents a summary of average impaired loans and related interest income that was included for the year ended December 31, 2022. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

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

As of December 31, 2023 and December 31, 2022, there were approximately $2,146,000 and $9,400,000, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair value of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no allowance for credit losses was considered to be necessary.

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

The Corporation uses nine risk ratings to grade commercial loans. The first six ratings are considered “pass” ratings. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the obligor, or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to potential loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed.

The following table summarizes designated internal risk rating categories by portfolio segment, by origination year, in the current period. It does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
							Revolving Loans	converted to Term
							Amortized Cost	Loans Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Basis	Cost Basis	Total
Commercial loans
Pass	$19,859	$40,037	$14,742	$4,183	$10,482	$8,928	$44,105	$0	$142,336
Special Mention	0	12	0	0	530	128	2,071	0	2,741
Substandard	36	227	2,559	10	0	1,098	3,669	0	7,599
Nonaccrual	0	21	33	0	310	1,000	149	0	1,513
Total	19,895	40,297	17,334	4,193	11,322	11,154	49,994	0	154,189
Gross write-offs	0	(26)	(11)	(15)	0	(1,009)	(387)	0	(1,448)

Commercial real estate:
Construction
Pass	$53,320	$63,945	$19,825	$11,790	$7,743	$8,160	$4,879	$0	$169,662
Special Mention	0	3,279	0	0	0	0	500	0	3,779
Substandard	0	1,175	0	4,102	0	0	0	0	5,277
Nonaccrual	0	0	0	0	0	38	0	0	38
Total	53,320	68,399	19,825	15,892	7,743	8,198	5,379	0	178,756
Gross write-offs	0	0	0	0	0	0	0	0	0

Owner occupied
Pass	$40,600	$59,363	$76,868	$24,384	$30,913	$92,524	$16,343	$0	$340,995
Special Mention	139	0	0	0	0	3,510	0	0	3,649
Substandard	247	0	1,240	2,502	0	5,711	429	0	10,129
Nonaccrual	0	0	0	0	0	463	0	0	463
Total	40,986	59,363	78,108	26,886	30,913	102,208	16,772	0	355,236
Gross write-offs	0	0	0	0	0	(682)	0	0	(682)

Non-owner occupied
Pass	$38,259	$124,825	$111,364	$53,115	$11,406	$102,011	$1,856	$0	$442,836
Special Mention	0	0	0	9,941	0	85	0	0	10,026
Substandard	0	0	1,189	0	0	915	0	0	2,104
Nonaccrual	0	0	0	50	0	155	0	0	205
Total	38,259	124,825	112,553	63,106	11,406	103,166	1,856	0	455,171
Gross write-offs	0	0	0	0	0	0	0	0	0

Residential real estate:
Construction
Pass	$14,200	$7,554	$1,199	$965	$1,294	$537	$1,634	$0	$27,383

Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	14,200	7,554	1,199	965	1,294	537	1,634	0	27,383
Gross write-offs	0	0	0	0	0	0	0	0	0

Revolving
Pass	$10,935	$16,175	$1,042	$319	$605	$1,975	$76,178	$0	$107,229
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	300	0	300
Nonaccrual	0	35	0	0	0	0	404	0	439
Total	10,935	16,210	1,042	319	605	1,975	76,882	0	107,968
Gross write-offs	0	0	0	0	0	(8)	(55)	0	(63)

Multi family
Pass	$6,300	$34,966	$32,692	$19,487	$23,751	$8,238	$1,023	$0	$126,457
Special Mention	0	0	0	0	0	1,800	0	0	1,800
Substandard	0	0	0	0	0	2,409	0	0	2,409
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	6,300	34,966	32,692	19,487	23,751	12,447	1,023	0	130,666
Gross write-offs	0	0	0	0	0	0	0	0	0

Other
Pass	$65,759	$62,257	$42,183	$37,607	$17,649	$54,210	$1,232	$0	$280,897
Special Mention	0	0	0	50	0	916	42	0	1,008
Substandard	0	102	0	129	0	300	0	0	531
Nonaccrual	0	0	425	0	0	526	0	0	951
Total	65,759	62,359	42,608	37,786	17,649	55,952	1,274	0	283,387
Gross write-offs	0	0	0	0	0	0	0	0	0

Consumer
Pass	$3,982	$3,282	$1,521	$160	$81	$259	$3,560	$0	$12,845
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	1	6	0	0	0	0	0	0	7
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	3,983	3,288	1,521	160	81	259	3,560	0	12,852
Gross write-offs	0	(6)	0	(2)	0	(1)	(53)	0	(62)

Total Loans
Pass	$253,214	$412,404	$301,436	$152,010	$103,924	$276,842	$150,810	$0	$1,650,640
Special Mention	139	3,291	0	9,991	530	6,439	2,613	0	23,003
Substandard	284	1,510	4,988	6,743	0	10,433	4,398	0	28,356
Nonaccrual	0	56	458	50	310	2,182	553	0	3,609
Total	253,637	417,261	306,882	168,794	104,764	295,896	158,374	0	1,705,608

Total Gross Charge-Offs	$0	$(32)	$(11)	$(17)	$0	$(1,700)	$(495)	$0	$(2,255)

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2022
Builder & developer	$124,572	$1,010	$972	$1,773	$128,327
Commercial real estate investor	367,144	0	0	222	367,366
Residential real estate investor	262,406	0	0	856	263,262
Hotel/Motel	89,710	0	4,761	0	94,471
Wholesale & retail	59,930	56	686	0	60,672
Manufacturing	81,552	1,444	632	2,965	86,593
Agriculture	87,896	2,260	381	912	91,449
Service	68,373	384	4,337	0	73,094
Other	192,194	4,934	8,552	3,436	209,116
Total commercial related loans	1,333,777	10,088	20,321	10,164	1,374,350
Residential mortgage	134,850	0	141	349	135,340
Home equity	97,573	0	0	457	98,030
Other	25,137	0	0	0	25,137
Total consumer related loans	257,560	0	141	806	258,507
Total loans	$1,591,337	$10,088	$20,462	$10,970	$1,632,857

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by class segment at December 31, 2023.

			≥ 90 Days		Total Past
	30-59 Days	60-89 Days	Past Due		Due and
(dollars in thousands)	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total Loans
December 31, 2023
Commercial loans	$307	$12	$0	$1,513	$1,832	$152,357	$154,189
Commercial real estate:
Construction	0	0	0	38	38	178,718	178,756
Owner occupied	348	0	0	463	811	354,425	355,236
Non-owner occupied	346	0	0	205	551	454,620	455,171
Residential real estate:
Construction	0	0	0	0	0	27,383	27,383
Revolving	304	26	0	439	769	107,199	107,968
Multi family	0	0	0	0	0	130,666	130,666
Other	911	0	0	951	1,862	281,525	283,387
Consumer	17	0	0	0	17	12,835	12,852
Total	$2,233	$38	$0	$3,609	$5,880	$1,699,728	$1,705,608

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

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, lodging, agriculture land, and vacant land. At December 31, 2023 collateral dependent loans totaled $3,609,000.

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

The following table presents the amortized costs basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Payment Delay &	Term		Rate Reduction &
(dollars in thousands)	Term Extension	Extension	Payment Delay	Term Extension	Total Loan Class
December 31, 2023
Commercial loans	$1,516	$24	$150	$0	1.10%
Commercial real estate:
Construction	1,693	0	0	0	0.95
Owner occupied	0	0	0	330	0.09
Residential real estate:
Multi family	1,800	0	0	0	1.38
Total	$5,009	$24	$150	$330	0.32%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	Weighted-Average	Weighted-Average		Weighted-Average
	Interest Rate	Interest Rate	Weighted-Average	Payment Delay &	Weighted-Average
(dollars in thousands)	Reduction	Reduction Range	Term Extension (months)	Term Extension (months)	Payment Delay (months)
December 31, 2023
Commercial loans	0%	0%	3	15	2
Commercial real estate:
Construction	0	0	0	8	0
Owner occupied	2.41	1.50-3.31	23	0	0
Residential real estate:
Multi family	0	0	0	7	7

The Corporation has committed to lend additional amounts totaling $350,000 to the borrowers included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of the loans that have been modified during the year ending December 31, 2023 were past due or had a payment default at December 31, 2023.

NOTE 5-Premises, Equipment and Leases

The following table presents a summary of premises and equipment as of December 31, 2023 and 2022.

(dollars in thousands)	2023	2022
Land	$3,709	$4,092
Buildings and improvements	26,394	27,351
Financing lease right-of-use assets	947	994
Equipment	25,787	24,943
Total premises and equipment	56,837	57,380
Less accumulated depreciation/amortization	(37,274)	(36,244)
Premises and equipment, net	$19,563	$21,136

Depreciation expense for the year ended December 31, 2023 totaled $2,358,000 compared to $2,488,000 for the year ended December 31, 2022.

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.On January 1, 2019, the Corporation adopted ASU 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842.For the Corporation, Topic 842 affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

Substantially all of the leases in which the Corporation is the lessee are comprised of real estate property, ATM locations, and office space.Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s consolidated statements of condition.With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability.The Corporation has one finance lease for one financial center.

Leases with an initial term of 12 months or less are not recorded on the consolidated statement of condition.The leases have remaining lease terms of 1 year to 25 years, some of which include options to extend.Upon opening a new financial center, we typically install brand-specific leasehold improvements which are depreciated over the shorter of the useful life or length of the lease.To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and, taking into consideration the dollar amount of the improvements, we conclude that it is reasonably certain that a renewal option will be exercised, the renewal period is included in the lease term, and the related payments are reflected in the ROU asset and lease liability.Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable.As this rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on an amortizing and collateralized basis, over a similar term.For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.For the Corporation’s financing leases, the Corporation utilized its incremental borrowing rate at lease inception.

All of our leases include fixed rental payments.We commonly enter into leases under which the lease payments increase at pre-determined dates based on the change in the consumer price index.While the majority of our leases are gross leases, we also have a number of leases in which we make separate payments to the lessor based on the lessor’s property and casualty insurance cost and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property.We have elected the practical expedient not to separate lease and non-lease components for all of our building leases.

The components of lease expense were as follows:

	Twelve months ended
	December 31,
(dollars in thousands)	2023	2022
Operating lease cost	$690	$770

Finance lease cost:
Amortization of right-of-use assets	$47	$47
Interest on lease liability	45	46
Total finance lease cost	$92	$93

Total lease cost	$782	$863

Supplemental cash flow information related to leases were as follows:

	Twelve months ended
	December 31,
	2023	2022
Operating cash flows from operating leases	$720	$743
Operating cash flows from financing leases	45	46
Financing cash flows from financing leases	30	29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	282	2,061
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Assets:
Operating leases right-of-use assets	$2,746	$3,072
Finance leases assets	947	994
Total lease assets	$3,693	$4,066

Liabilities:
Operating	$2,848	$3,204
Financing	1,210	1,240
Total lease liabilities	$4,058	$4,444

Weighted Average Remaining Lease Term (years)
Operating leases	6.3	6.9
Finance leases	20.2	21.2

Weighted Average Discount Rate
Operating leases	2.38%	2.14%
Finance leases	3.69%	3.69%

At December 31, 2023, future minimum payments for financing leases and operating leases are payable as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$699	$75
2025	494	79
2026	389	80
2027	380	80
2028	351	80
Thereafter	737	1,348
Total lease payments	3,050	1,742
Less imputed interest	(202)	(532)
Total	$2,848	$1,210

NOTE 6-Deposits

The composition of deposits as of December 31, 2023 and 2022 is shown below.

	December 31,
(dollars in thousands)	2023	2022
Noninterest bearing demand	$379,288	$463,853
Interest bearing demand	266,747	289,298
Money market	644,235	646,702
Savings	131,077	161,228
Time deposits less than $100	233,666	210,331
Time deposits $100 to $250	147,622	123,002
Time deposits $250 or more	70,707	48,805
Total deposits	$1,873,342	$1,943,219

Included above in time deposits less than $100,000 are brokered time deposits in the amount of $40,000 and $77,000 at December 31, 2023 and 2022, respectively.Included above in time deposits $100,000 to $250,000 are brokered time deposits in the amount of $952,000 and $1,396,000 at December 31, 2023 and 2022, respectively.

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $3,431,000 at December 31, 2023 and $4,768,000 at December 31, 2022.

The following table presents scheduled maturities of time deposits by year as of December 31, 2023.

(dollars in thousands)	2023
2024	$360,354
2025	83,607
2026	4,883
2027	1,673
2028	1,320
Thereafter	158
Total time deposits	$451,995

Demand deposit overdrafts reclassified as loans were $163,000 and $122,000 at December 31, 2023 and 2022, respectively.

NOTE 7-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings.Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing.Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate.As of December 31, 2023, PeoplesBank’s total availability under Federal Funds lines was $13,000,000.Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP).PeoplesBank maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis.The term of this commitment may not exceed 364 days and it reprices daily at market rates.Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans.As of December 31, 2023, PeoplesBank’s total availability was $689,203,000 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity.The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center.The interest rate on the ACNB Bank line is Wall Street Journal Prime.No draws have been made on the line and on December 31, 2023 and 2022, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2023 and December 31, 2022

	2023		2022
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$10,799	$45,742	$11,605	$0
Weighted average interest rate at end of year	0.40%	5.61%	0.40%	0%
Maximum amount outstanding at any month-end	$13,512	$70,000	$14,249	$0
Daily average amount outstanding	$12,029	$21,195	$11,986	$0
Approximate weighted average interest rate for the year	0.40%	5.68%	0.40%	0%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities.The fair value of these securities was $17,517,000 and $14,433,000 on December 31, 2023 and 2022, respectively.

The following table presents a summary of long-term debt as of December 31, 2023 and 2022

	December 31,
(dollars in thousands)	2023	2022
Junior subordinated debt
Due 2034, 7.67%, floating rate based on 3 month
SOFR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 7.20% floating rate based on 3 month
SOFR plus 1.54%, callable quarterly	7,217	7,217
Lease obligations included in long-term debt:
Finance lease liabilities	1,210	1,240
Total long term debt and junior subordinated debt	$11,520	$11,550
Subordinated notes:
Due 2030, 4.50%, fixed rate, callable on or after December 2025	30,845	30,764
Total long-term debt	$42,365	$42,314

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments.

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000.The Corporation owns all of the common stock of these nonbank subsidiaries, and the debentures are the sole assets of the Trusts.The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810.For regulatory capital purposes, all of the Corporation’s trust preferred securities qualified as Tier 1 capital for all reported periods.Trust preferred securities are subject to capital limitations under the FDIC’s risk-based capital guidelines.The Corporation used the net proceeds from these offerings to fund its operations.

In December 2020, Codorus Valley issued subordinated notes in the amount of $31,000,000.The Corporation may redeem the subordinated notes, in whole or in part, in a principal amount with integral multiples of $10,000, on or after December 9, 2025, and prior to the maturity date at 100% of the principal amount, plus accrued and unpaid interest.The subordinated notes mature on December 9, 2030.The subordinated notes are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the Note Purchase Agreements.The subordinated notes may be included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.The subordinated notes have a fixed rate of interest equal to 4.50% until December 30, 2025.After that term, the variable rate of interest is equal to the then current 90-Day Average SOFR (Secured Oversight Financing Rate) plus 404 basis points.

The following table presents long-term debt maturities by year as of December 31, 2023

(dollars in thousands)	2023
2023	$75
2024	79
2025	80
2026	80
2027	80
Thereafter	41,971
Total long-term debt	$42,365

NOTE 8-Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (“BCL”).The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth.Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation.The amount of total dividends, which may be paid to the Corporation by PeoplesBank at any date, is generally limited to the retained earnings of PeoplesBank.Furthermore, dividend payments would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

Banks are subject to regulatory capital requirements administered by federal banking agencies.Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.Capital amounts and classifications are also subject to qualitative judgments by regulators.Failure to meet capital requirements can initiate regulatory action.The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.Management believes as of December 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.If adequately capitalized, regulatory approval is required to accept brokered deposits.If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.At year-end 2023 and 2022, the most recent regulatory notifications categorized PeoplesBank as well-capitalized under the regulatory framework for prompt corrective action.There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below sets forth the Corporation’s and PeoplesBank’s capital position relative to its respective regulatory capital requirements at December 31, 2023 and 2022.

					To Be Well Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual (1)		Adequacy Purposes (2) (3)		Provisions (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2023
Capital ratios:
Common Equity Tier 1	$228,163	12.79%	$124,875	7.00%	$	n/a	n/a %
Tier 1 risk based	238,163	13.35	151,634	8.50		n/a	n/a
Total risk based	289,514	16.23	187,312	10.50		n/a	n/a
Leverage	238,163	10.75	88,627	4.00		n/a	n/a

at December 31, 2022
Capital ratios:
Common Equity Tier 1	$209,540	12.04%	$121,871	7.00%	$	n/a	n/a %
Tier 1 risk based	219,540	12.61	147,986	8.50		n/a	n/a
Total risk based	271,040	15.57	182,806	10.50		n/a	n/a
Leverage	219,540	9.77	89,863	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2023
Capital ratios:
Common Equity Tier 1	$264,967	14.89%	$124,606	7.00%		$115,705	6.50%
Tier 1 risk based	264,967	14.89	151,307	8.50		142,407	8.00
Total risk based	285,473	16.04	186,909	10.50		178,008	10.00
Leverage	264,967	11.98	88,478	4.00		110,598	5.00

at December 31, 2022
Capital ratios:
Common Equity Tier 1	$245,896	14.15%	$121,667	7.00%		$112,976	6.50%
Tier 1 risk based	245,896	14.15	147,738	8.50		139,048	8.00
Total risk based	266,632	15.34	182,500	10.50		173,810	10.00
Leverage	245,896	10.96	89,705	4.00		112,131	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) The Corporation is currently not subject to the regulatory capital requirements imposed by Basel III on bank holding companies because the Corporation’s consolidated assets did not exceed $3.0 billion as of December 31, 2023 and therefore qualified as a small bank holding company.

(3) Ratio includes Capital Conservation Buffer of 2.50%, except Leverage Ratio, for which the Capital Conservation Buffer does not apply.

NOTE 9-Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved share repurchase programs in January 2021 ($5.0 million); August 2021 ($5.0 million); and January 2022 ($5.0 million).In 2021, a total of 465,434 shares were purchased at an average price of $21.22; in 2022 a total of 1,535 shares were purchased at an average price of $22.00.

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2023.Under the approved Program, the Corporation is authorized to repurchase up to $5.0 million of the Corporation’s issued and outstanding common stock.All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan.There was no activity under the Program approved in January 2023, which expired by its own terms in December 2023.

NOTE 10- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees.Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law.In 2023 and 2022, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank's expense for the 401(k) savings and investment plan was $819,000 for 2023 and $769,000 for 2022.The components of expense are included in the line item “personnel” expense in the statements of income.

PeoplesBank maintains a supplemental defined contribution deferred compensation plan.Under the plan, PeoplesBank contributes a percentage of compensation to the executive.PeoplesBank’s expense for the defined contribution deferred compensation plan was $116,000 which includes interest of $29,000 for period ended December 31, 2023.Expense for the plan was $91,000 which includes interest of $13,800 for the period ended December 31, 2022.The components of expense are included in the line item “personnel” expense in the statements of income.Total accrued liability for the defined contribution deferred compensation plan was $408,000 and $293,000, respectively at December 31, 2023 and December 31, 2022.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives.The expense associated with these plans was approximately $346,000 for 2023 and $326,000 for 2022.The components of expense are included in the line item “personnel” expense in the income statement.The accrued liability for the supplemental retirement plans was $4,234,000 at December 31, 2023 and $4,256,000 at December 31, 2022.Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Directors Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $23,000 in 2023 and $48,000 in 2022, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The components of expense are included in the line item “personnel” expense in the income statement.The accrued liability for the post retirement split-dollar benefit was $648,000 at December 31, 2023 and $665,000 at December 31, 2022.

Directors and Executives Deferred Compensation Plans

PeoplesBank maintains two plans for deferred compensation related to directors and executives.Under the plans, the executive or director may defer a portion of their compensation in accordance with the terms of the plan.The accrued expense related to the directors deferred compensation plan was $75,000 which includes interest of $9,000 for period ended December 31, 2023.The accrued expense was $35,000 which includes interest of $3,900 for the period ended December 31, 2022. The components of expense are included in the line item “other” expense in the statements of income.Total accrued liability was $194,000 and $119,000, respectively at December 31, 2023 and December 31, 2022.

The accrued expense related to the executive deferred compensation plan was $557,000 which includes interest of $77,000 for the period ended December 31, 2023.The accrued expense was $401,000 which includes interest of $32,900 for the period ended December 31, 2022.The components of expense are included in the line item “other” expense in the statements of income.Total accrued liability was $1,596,000 and $1,039,000 respectively at December 31, 2023 and December 31, 2022.

NOTE 11-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans as of December 31, 2023.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	awards (1)	issuance (1)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	77,773	77,773	0	(2)
	Stock options
	Stock appreciation rights
	Restricted stock
2017 Long Term Incentive	Restricted stock units
Plan (17LTIP)	Stock awards	271,250	130,558 (3)	140,692
2007 Employee Stock
Purchase Plan (ESPP)	Stock options	171,914	0	171,914
Employee Stock
Bonus Plan (ESBP)	Stock awards	21,117	0	21,117

(1) Shares/options are subject to adjustment in the event of specified changes in the Corporation's capital structure.

(2) Plan expired on May 15, 2017.

(3) Amount includes 39,400 of unvested restricted stock and 65,275 unvested restricted stock units.

2007 Long-Term Incentive Plan (07LTIP) and 2017 Long-Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years.Restricted awards and restricted stock units are granted at fair value.467 restricted shares granted in 2023 vest 100% in two years from the date of grant; 3,717 restricted stock units granted in 2023 vest 100% in three years from date of grant; 14,785 restricted stock units granted in 2023 vest 100% with specified date three years from date of grant.2,534 restricted shares granted in 2022 vest 100% in three years from the date of grant.All of the remaining restricted shares and restricted stock units granted in 2023 and 2022 vest as follows: one third at the end of the first year from the date of grant; one third at the end of the second year from the date of grant; and one third at the end of the third year from the date of grant.Restricted stock awards and restricted stock units are participating securities but did not materially impact basic EPS at December 31, 2023 and 2022.The plans also permit the granting of stock awards.Upon exercise and/or award, the Corporation has historically issued treasury stock, if available, and/or authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statements of income.

(dollars in thousands)	2023	2022
Compensation expense	$1,203	$925
Tax benefit	(253)	(194)
Net income effect	$950	$731

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 21% statutory Federal tax rate for 2023 and 2022.Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options), restricted stock awards and restricted stock units.

The Corporation granted the following restricted stock, restricted stock units and stock awards during the years ended December 31, 2023 and 2022.

	2023	2022
Restricted stock	467	47,609
Restricted stock units	51,786	2,134
Stock award	11,349	5,957

A summary of stock options activity from the option and stock incentive plans is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2023	120,268	$18.65	3.3 years	$654
Granted	0	0.00
Exercised	(12,002)	14.42
Cancelled/Forfeited	(4,610)	24.12
Expired	0	0.00
Outstanding at December 31, 2023	103,656	$18.91	2.5 years	$710

Vested and exercisable at
December 31, 2023	103,656	$18.91	2.5 years	$710

The following table presents information about stock options exercised for the years ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022
Total intrinsic value of options exercised	$82	$177
Cash received from options exercised	$175	$392
Tax deduction realized from options exercised	$17	$37

The following table presents information about non-vested options, restricted stock and restricted stock units for the year ended December 31, 2023.

	Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1, 2023	67,247	$20.93	13,489	$7.12
Vested	(26,485)	20.41	(2,075)	23.13
Cancelled/Forfeited	(1,829)	20.24	0	0
Granted	467	21.40	51,786	23.52
Non-vested at December 31, 2023	39,400	$21.32	63,200	$20.03

As of December 31, 2023, total unrecognized compensation cost related to non-vested options, restricted stock and restricted stock units was $930,000, of which $600,000 will be recognized in 2024, $300,000 will be recognized in 2025 and $30,000 will be recognized in 2026 with a weighted average recognition period of 1.0 years.The unrecognized compensation expense does not include an estimate for forfeiture of stock awards.The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower.The ESPP is considered to be a compensatory plan.The following table presents information about the ESPP for the years ended December 31, 2023 and 2022.

	2023	2022
ESPP shares purchased	14,854	13,543
Average purchase price per share (85% of market value)	$16.775	$18.781
Compensation expense recognized (in thousands)	$57	$54
Shares issued from treasury stock to satisfy the purchase of ESPP shares	14,854	13,543
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	0	0

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance-based compensation.There were no shares of common stock issued under the ESBP in 2023 and 2022.

NOTE 12-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2023 and 2022.

(dollars in thousands)	2023	2022
Current tax provision
Federal	$6,539	$4,230
State	968	664
Total current tax provision	7,507	4,894

Deferred tax expense (benefit)
Federal	(571)	614
State	(66)	48
Total deferred tax expense (benefit)	(637)	662
Total tax provision	$6,870	$5,556

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2023 and 2022 are shown below.

	2023	2022
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(0.6)	(0.8)
Bank owned life insurance income	(1.0)	(1.0)
State income taxes, net of federal tax benefit	2.3	2.6
Other, net	(0.1)	(0.1)
Effective income tax rate	21.6%	21.7%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2023 and 2022 are shown below.

(dollars in thousands)	2023		2022
Deferred tax assets
Allowance for loan losses		$5,440		$4,896
Deferred compensation		1,919		1,655
Lease liability		961		1,049
Net unrealized losses on available-for-sale securities		9,548		10,679
Other		773		629
Total deferred tax assets		$18,641		$18,908

Deferred tax liabilities
Deferred loan fees		$854		$750
Depreciation		202		82
Right of use asset		874		960
Acquisition accounting adjustments		1		7
Other		512		417
Total deferred tax liabilities		$2,443		$2,216
Net deferred tax assets		$16,198		$16,692

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2023, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

There are no unrecorded tax benefits and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as state income tax.The Corporation is generally no longer subject to examination by federal or state taxing authorities for years prior to December 31, 2020.

NOTE 13-Commitments

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date.Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit.Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary.Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.The amount of the liability as of December 31, 2023 and 2022, for guarantees under standby letters of credit issued was considered not material by management.Normally, commitments to extend letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes.Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.Commitments to grant loans are generally made for periods of 90 days or less.As of December 31, 2023, the fixed rate loan commitments have interest rates ranging from 6.75% to 9.36% and maturities ranging from 3 years to 30 years.As of December 31, 2022, the fixed rate loan commitments have interest rates ranging from 4.50% to 8.75% and maturities ranging from 5 months to 30 years.

A summary of outstanding commitments at December 31, 2023 and 2022 is shown below.

(dollars in thousands)	2023	2022
Commitments to grant loans
Fixed rate	$34,830	$30,571
Variable rate	64,228	17,494

Unfunded commitments of existing loans
Fixed rate	$82,492	$60,360
Variable rate	497,836	564,003

Standby letters of credit	$16,019	$23,601

NOTE 14-Contingent Liabilities

The Corporation is involved in pending and threatened claims and other legal proceedings from time to time in the ordinary course of its business activities.Management evaluates the possible impact of these matters taking into consideration the most recent information available.A loss reserve is established for any matter for which it is believed that a loss is both probable and reasonably estimable.Once established, the reserve is adjusted as appropriate to reflect any subsequent developments. Actual losses with respect to any such matter may be more or less than the amount estimated. For any matter for which a loss is not probable, or the amount of the loss cannot reasonably be estimated, no loss reserve is established.

In addition, the Corporation may be involved in legal proceedings in the form of investigations of regulatory or governmental inquiries covering a range of possible issues.These could be specific to the Corporation, or part of more wide-spread inquires by regulatory authorities.These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation and could result in fines, penalties, restitution, or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices.

Management believes that any liabilities, individually or in the aggregate, that may result from the final outcomes of pending or threatened legal proceedings will not have a material adverse effect on the financial condition of the Corporation or upon its results of operations.

Note 15-Fair Value Measurements and Fair Values of Financial Instruments

The Corporation uses its best judgment in estimating the fair value of the Corporation’s assets and liabilities; however, there are inherent weaknesses in any estimation technique.Therefore, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated.The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.As such, the estimated fair values subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date.GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets;inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to thevaluation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value measurement;inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that require significant management judgment or estimation, some of which may be internally developed.

Since management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.Management reviews and updates the fair value hierarchy classifications on a quarterly basis.

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

Interest rate swap agreements

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets.These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.These characteristics classify interest rate swap agreements as Level 2.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2023
Securities available-for-sale:
U.S. Treasury notes	$19,474	$19,474	$0	$0
U.S. agency	12,837	0	12,837	0
U.S. agency mortgage-backed, residential	254,279	0	254,279	0
State and municipal	30,672	0	30,672	0
Corporates	32,505	0	32,505	0
Other assets:
Loan-level interest rate swaps	651	0	651	0

December 31, 2022
Securities available-for-sale:
U.S. Treasury notes	$19,100	$19,100	$0	$0
U.S. agency	$11,280	$0	$11,280	$0
U.S. agency mortgage-backed, residential	250,102	0	250,102	0
State and municipal	29,399	0	29,399	0
Corporates	35,576	0	35,576	0
Other assets:
Loan-level interest rate swaps	8	0	8	0

Assets Measured at Fair Value on a Nonrecurring Basis

Individually evaluated

Individually evaluated loans are those for which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.At December 31, 2023, the fair value consists of individually evaluated loan balances of $2,526,000 net of allowances of $556,000 and charge-offs of $487,000, compared to individually evaluated loan balances of $2,742,000, net of allowances of $2,484,000 and charge-offs of $1,916,000, at December 31, 2022.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer.At December 31, 2023 the fair value of foreclosed real estate assets was $383,000, net of a write-down of $584,000 compared to foreclosed real estate assets of $479,000, net write-down $488,000 at December 31, 2022.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors.The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity.Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis.Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans.Mortgage servicing rights are evaluated periodically for impairment and carried at the lower of amortized cost or fair value. At December 31, 2023, mortgage servicing rights are being carried at amortized cost.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant Other
		Active Markets for	Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2023
Individually evaluated commercial loans	$1,465	$0	$0	$1,465
Commercial real estate:
Owner Occupied	407	0	0	407
Individually evaluated residential real estate:
Individually evaluated revolving	34	0	0	34
Individually evaluated other	65	0	0	65
Other real estate owned	383			383

December 31, 2022
Impaired builder & developer loans	$1,194	$0	$0	$1,194
Impaired residential real estate investor loans	57	0	0	57
Impaired agriculture loans	228	0	0	228
Impaired manufacturer loans	150	0	0	150
Impaired other loans	1,114	0	0	1,114
Other real estate owned	479	0	0	479

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
December 31, 2023
Individually evaluated commercial loans	$944	Appraisal	(1)	Appraisal adjustments	(2)	9% - 12%	10%
Commercial real estate:
Owner Occupied	407	Appraisal	(1)	Appraisal adjustments	(2)	1% - 1%	1%
Individually evaluated residential real estate:
Individually evaluated revolving	34	Business asset valuation	(3)	Business asset valuation adjustments	(4)	7% - 7%	7%
Individually evaluated other	65	Appraisal	(1)	Appraisal adjustments	(2)	16% -16%	16%
Individually evaluated commercial loans	521	Business asset valuation	(3)	Business asset valuation adjustments	(4)	20% - 50%	50%
Other real estate owned	383	Appraisal	(1)	Appraisal adjustments	(2)	0% - 25%	22%

December 31, 2022
Impaired builder & developer loans	$1,194	Appraisal	(1)	Appraisal adjustments	(2)	2% - 22%	5%
Impaired residential real estate investor loans	57	Appraisal	(1)	Appraisal adjustments	(2)	6% - 10%	8%
Impaired agriculture loans	228	Appraisal	(1)	Appraisal adjustments	(2)	5% - 13%	9%
Impaired manufacturer loans	150	Appraisal	(1)	Appraisal adjustments	(2)	67% - 67%	67%
Impaired other loans	1,114	Appraisal	(1)	Appraisal adjustments	(2)	0% - 25%	5%
Other real estate owned	479	Appraisal	(1)	Appraisal adjustments	(2)	0% - 25%	22%

(1) Fair value is generally determined through independent appraisals which generally include various level 3 inputs that are not identifiable.

(2) Appraisal amounts may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions, and estimated liquidation expenses.The range of liquidation expenses and other adjustments are presented as a percent of the appraisal or financial statement book value.

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2023 and 2022.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2023
Financial assets
Cash and cash equivalents	$33,691	$33,691	$33,691	$0	$0
Securities available-for-sale	349,767	349,767	19,474	330,293	0
Restricted investment in bank stocks	3,146	N/A	N/A	N/A	N/A
Loans held for sale	822	873	0	873	0
Loans, net	1,685,102	1,592,135	0	0	1,592,135
Interest receivable	7,997	7,997	0	1,202	6,795

Financial liabilities
Deposits	$1,873,342	$1,868,931	$0	$1,868,931	$0
Short-term borrowings	56,541	56,541	0	56,541	0
Long-term debt and junior subordinated debt (1)	10,310	10,307	0	0	10,307
Subordinated notes	30,845	29,342	0	29,342	0
Interest payable	1,301	1,301	0	1,301	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2022
Financial assets
Cash and cash equivalents	$120,439	$120,439	$120,439	$0	$0
Securities available-for-sale	345,457	345,457	19,100	326,357	0
Restricted investment in bank stocks	955	N/A	N/A	N/A	N/A
Loans held for sale	154	157	0	157	0
Loans, net	1,612,121	1,503,440	0	0	1,503,440
Interest receivable	6,624	6,624	0	948	5,676

Financial liabilities
Deposits	$1,943,219	$1,932,689	$0	$1,932,689	$0
Short-term borrowings	11,605	11,605	0	11,605	0
Long-term debt (1)	10,310	10,165	0	0	10,165
Subordinated debentures	30,764	29,145	0	29,145	0
Interest payable	492	492	0	492	0
Off-balance sheet instruments	0	0	0	0	0

(1) Excludes leases included in long-term debt.

Note 16—Assets and Liabilities Subject to Offsetting

Securities Sold Under Agreements to Repurchase

PeoplesBank enters into agreements with clients in which it sells securities subject to an obligation to repurchase the same securities (“repurchase agreements”).The contractual maturity of the repurchase agreement is overnight and continues until either party terminates the agreement.These repurchase agreements are accounted for as a collateralized financing arrangement (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.The obligation to repurchase the securities is reflected as a liability (short-term borrowings) in the Corporation’s consolidated financial statements of condition, while the securities underlying the repurchase agreements are appropriately segregated for safekeeping purposes and remain in the respective securities asset accounts.

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2023
Repurchase Agreements	$10,799	$0	$10,799	$(13,873)	$0	$0	$(3,074)

December 31, 2022
Repurchase Agreements	$11,605	$0	$11,605	$(13,767)	$0	$0	$(2,162)

Note 17 – Interest Rate Swaps

Loan Level Interest Rate Swaps

PeoplesBank enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan clients to provide a loan pricing structure that meets the interest rate risk management needs of both PeoplesBank as well as the client.PeoplesBank simultaneously enters into parallel interest rate swaps with dealer counterparties, with identical notional amounts and terms.The net results of the offsetting client and deal counterparty swap agreements is that the client pays a fixed rate of interest and PeoplesBank receives a floating rate.PeoplesBank’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Swap with Customers
Positive Fair Values	$37,684	$651	$5,992	$8
Interest Rate Swap with Customers
Negative Fair Values	$37,684	$(651)	$5,992	$(8)

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

	December 31,
(dollars in thousands)	2023	2022
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$651	$8
Gross amounts offset	651	8
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Cash Collateral	$0	$0
Net amounts	$0	$0

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2023	2022
Assets
Cash and due from banks	$590	$743
Investment in bank subsidiary	236,409	213,657
Investment in other subsidiaries	314	314
Premises and equipment, net	2,475	2,481
Other assets	1,177	1,337
Total assets	$240,965	$218,532

Liabilities
Long-term debt and junior subordinated debt	$10,310	$10,310
Subordinated notes	30,845	30,764
Other liabilities	205	158
Total liabilities	41,360	41,232

Shareholders' equity	199,605	177,300
Total liabilities and shareholders' equity	$240,965	$218,532

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2023	2022
Income
Interest from investment securities	$22	$11
Dividends from bank subsidiary	5,810	5,255
Total income	5,832	5,266

Expense
Interest expense on long-term debt and junior subordinated debt	728	370
Interest expense on subordinated notes	1,476	1,476
Occupancy of premises, net	261	303
Other	1,902	2,850
Total expense	4,367	4,999
Income before applicable income tax benefit and undistributed earnings of subsidiaries	1,464	267
Applicable income tax benefit	939	1,093
Income before undistributed earnings of subsidiaries	2,403	1,360
Equity in undistributed earnings of bank subsidiary	22,570	18,732
Net income	$24,973	$20,092
Comprehensive income (loss)	$28,655	$(14,508)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$24,973	$20,092
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	231	186
Amortization of subordinated notes issuance fees	81	81
Equity in undistributed earnings of subsidiaries, net	(22,570)	(18,732)
Other, net	1,284	570
Net cash provided by operating activities	3,999	2,197

Cash flows from investing activities
Additional investment from bank subsidiary	1,350	3,000
Purchases of premises and equipment	(225)	0
Net cash provided by investing activities	1,125	3,000

Cash flows from financing activities
Cash dividends paid to shareholders	(6,337)	(5,715)
Treasury stock repurchased	0	(34)
Net issuance of stock	1,060	1,073
Net cash used in financing activities	(5,277)	(4,676)
Net (decrease) increase in cash and cash equivalents	(153)	521
Cash and cash equivalents at beginning of year	743	222
Cash and cash equivalents at end of year	$590	$743

Item 9:Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2023, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 60 of this Annual Report, and incorporated herein by reference.

Effective January 1, 2023, the Corporation adopted ASC 326.The Corporation designed new controls and modified existing controls in conjunction with its adoption.These additional controls over financial reporting included controls over model creation and design, model governance and model assumptions, among others.The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2023, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Board of Directors Meetings

Our Board of Directors and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time.The Board met eleven (11) times during fiscal year 2023, which includes two (2) special meetings and nine (9) joint meetings with the Board of the Bank. During fiscal year 2023, all directors attended over 80% of the meetings of the Board (except for Director Dotzel who missed additional meetings due to declining health) and all but two (2) directors (one of whom was Director Dotzel) attended 100% of the Board meetings. A majority of the Corporation’s current Board has served on the Board for three (3) or fewer years and the average Board tenure is approximately three (3) years.

The principal occupations and positions and directorships for at least the past five years of our directors, as well as certain information regarding their individual experience, qualifications, attributes and skills that led our Board of Directors to conclude that they should serve on the Board of Directors, are described below.There are no family relationships among any of our directors or executive officers.

Annual Meeting of Shareholders

On January 9, 2024, the Board approved an amendment to the Corporation’s Amended and Restated By-Laws, which became effective on January 9, 2024, to allow for the Corporation’s annual meeting of shareholders to be held at such time, date, and place as may be fixed by the Board that is not inconsistent with the laws of the Commonwealth of Pennsylvania in effect at the time so fixed.As a result of this amendment, if the Merger with Orrstown were to be consummated during the calendar year 2024 sufficiently in advance of year-end, it is likely that the Merger would take place prior to the 2024 annual meeting of shareholders and that no annual meeting of shareholders of the Corporation would be held.

Directors

Class A – Directors Whose Term Expires in 2024

Brian D. Brunner, age 68, has served as a director of the Corporation since 2016.Until his retirement in 2022, he served as Division President of Account and Item Processing Sales within the Global Sales Organization of Fiserv, Inc., a global fintech and payments company. He is a member of the Association for Financial Technology, a resource for networking and professional development in the financial technology industry. Mr. Brunner was also an organizer and founding director of Bay Net Community Bank, a de novo bank established in the Baltimore, Maryland region. Mr. Brunner previously served on the Board of Madison Bancorp, Inc., a Maryland-based financial institution, which was acquired by the Corporation in 2015.

Mr. Brunner was appointed as a director because his 30-plus years of experience in the financial services industry, extensive knowledge of the Maryland markets and expertise in financial services technology enable Mr. Brunner to provide unique expertise to the Board.

Kent K. Matsumoto, age 64, has served as a director of the Corporation since 2022. He is currently North America Operations Counsel for Viatris Inc., a publicly traded global healthcare company, which he joined in 2020. From 2019 through 2020, Mr. Matsumoto was a strategic advisor and consultant to small and mid-size companies in the life sciences and technology sectors. From 2013 through 2018, Mr. Matsumoto was Vice President, General Counsel and Corporate Secretary with P. H. Glatfelter Company in York, Pennsylvania, a publicly traded supplier of papers and engineered materials. Mr. Matsumoto holds a B.A. degree from the University of Virginia, and he is graduate of the University of Michigan Law School.

Mr. Matsumoto was appointed as a director of the Corporation because Mr. Matsumoto’s expertise and experience in a wide range of legal and financial matters involving publicly traded companies, as well as the knowledge and experience he gained as a director of the Bank, enable Mr. Matsumoto to provide valued business and governance expertise to the Board.

J. Rodney Messick, age 53, has served as a director of the Corporation since 2020.He is Chief Executive Officer of Homesale Realty Service Group, Inc., which is headquartered in Lancaster, Pennsylvania, and services clients in the Baltimore, South Central Pennsylvania and Southeastern Pennsylvania areas. Mr. Messick served on the Board of Metro Bancorp, Inc. from December 2012 through February 2016. Mr. Messick is a 1994 graduate of the United States Naval Academy and served eight years as a naval flight officer. He is also a graduate of the University of Pennsylvania’s Wharton School and School of Engineering and Applied Science.

Mr. Messick was appointed as a director because the attributes, skills and qualifications Mr. Messick has developed through his professional experiences as a business leader, as well as the knowledge and experience he gained as a director of the Bank, enable Mr. Messick to provide valued business expertise to the Board.

Class B – Directors Whose Term Expires in 2025

Craig L. Kauffman, age 60, has served as a director of the Corporation since 2019, and as President and Chief Executive Officer of the Corporation since October 2021. From August 2018 through September 2021, Mr. Kauffman served as Executive Vice President and Chief Operating Officer of the Corporation. Mr. Kauffman has served as President and Chief Executive Officer of the Bank since August 2018. Previously, he served as Regional President of BB&T Bank, Lancaster, Pennsylvania, a full-service regional bank, from 2015 to August 2018; and Pennsylvania Division Head of Susquehanna Bank, Lancaster, Pennsylvania, a community focused bank, from 2013 through 2015. Mr. Kauffman has also held leadership positions in civic and professional organizations, including as Board Chair of the Lancaster, Pennsylvania Chamber of Commerce, Board Member of the Lancaster Safety Coalition, Vice Chair of the Lombardo School of Business, Millersville University Advisory Board, and Group Chair of the Pennsylvania Bankers’ Association, among others. Mr.Kauffman is a 1985 graduate of Millersville University with a B.S. in Business Administration, and a 1990 graduate of Pennsylvania State University in Harrisburg with an MBA.

Mr. Kauffman was appointed as a director because he has 30-plus years of experience in commercial banking and as a business leader in a number of larger banking organizations, as well as leadership qualities, experience, and personal attributes, which enable Mr. Kauffman to provide valued business and financial expertise to the Board.

John E. Kiernan, Esq., age 57, has served as a director of the Corporation since 2022.He is President and Chief Executive Officer of Alico, Inc. (NASDAQ: ALCO), the largest citrus producer in the United States, a position he has held since July 2019. Mr. Kiernan also serves on the Alico Board of Directors. From June 2015 through June 2019, Mr. Kiernan served as Alico’s Executive Vice President and Chief Financial Officer. Prior to joining Alico, Mr. Kiernan served as Chief Financial Officer of Greenwich Associates, Treasurer of Capital Markets and Risk Management for Global Crossing, Vice President of Investor Relations for Misys plc, Director of Corporate Development for IBM, and a Managing Director of Bear Stearns.

Mr. Kiernan was appointed as a director of the Corporation because his 30-plus years of experience in senior finance and operations roles, including with publicly traded companies, enable Mr. Kiernan to provide valued expertise to the Board.

Class C – Directors Whose Term Expires in 2026

Sarah M. Brown, age 41, has served as a director of the Corporation since 2020.She currently serves as President and Chief Executive Officer of Keller-Brown Insurance Services, a fifth generation, family-owned insurance agency located in York County, Pennsylvania, and Chair of the Insurance Agents and Brokers Services Group, Inc. Ms. Brown is a 2004 graduate of Duquesne University, with a BS degree in Business Administration.

Ms. Brown was appointed as a director because the attributes, skills and qualifications Ms. Brown has developed through her professional experiences as a business leader and insurance specialist, as well as the knowledge and experience she gained as a director of the Bank, enable her to provide valued business expertise to the Board.

Keith M. Cenekofsky, CPA, age 64, has served as a director of the Corporation since 2022.He is a retired CPA who focused on financial institutions during his 36 years in public accounting. From 2018 to 2020, Mr. Cenekofsky served as a Senior Financial Officer for Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. From 2013 through 2018, Mr. Cenekofsky practiced public accounting with BDO USA LLP. Prior to 2013, Mr. Cenekofsky practiced with Parente Beard and several other public accounting firms.

Mr. Cenekofsky was appointed as a director because Mr. Cenekofsky’s professional career in public accounting, his financial services experience, as well as the knowledge and experience he gained as a director of the Bank, enable Mr. Cenekofsky to provide valued business and financial expertise to the Board.

Scott V. Fainor, age 62, has served as a director of the Corporation since 2022.He is Chairman of Fainor Holdings, a company he launched in 2019 after a distinguished 39-year career as an executive in the banking industry. He is also currently a director of Everbank Financial Corporation and Everbank, N.A. where he is Chair of the Nominating and Governance Committee and member of the Risk and Audit Committee. From April 2016 through February 2019, Mr. Fainor served as Group Executive at BB&T Bank (now Truist Bank, as a result of the merger with Truist Bank) where he was responsible for all banking activities and financial results across a ten-state region. From January 2008 through April 2016, Mr. Fainor was President, CEO and a member of the Board of Directors of National Penn Bancshares, Inc., headquartered in Allentown, Pennsylvania, and from October 2003 to February 2008, Mr. Fainor was President and CEO of KNBT Bancorp Inc. which subsequently merged with National Penn Bancshares, Inc. Mr. Fainor has also served on the Federal Advisory Council of the Board of Governors of the Federal Reserve System and various committees of The Federal Reserve Bank of Philadelphia. Mr. Fainor holds a Bachelor of Science degree in Finance and Marketing from DeSales University.

Mr. Fainor was appointed as a director because Mr. Fainor’s 39 years of experience in the banking industry, including as CEO leading several publicly traded regional bank holding companies, and his skills and personal attributes, make him ideally suited to serve as a director of the Corporation.

John W. Giambalvo, Esq., age 55, has served as a director of the Corporation since 2017.He is President and CEO of Jack Giambalvo Motor Co., Inc., an automotive dealership, and has over 25 years of experience in the auto industry.Mr. Giambalvo started his professional career as a law clerk for the Honorable John C. Uhler, and then became an Assistant District Attorney in York, Pennsylvania. Mr. Giambalvo previously served as a member of the Board of Directors of the Pennsylvania Automobile Dealers Association, which advocates on behalf of car and truck dealers in the Commonwealth of Pennsylvania.

Mr. Giambalvo was appointed as a director because the attributes, skills and qualifications Mr. Giambalvo has developed through his professional experiences as a business leader and lawyer, as well as the knowledge and experience he gained as a director of the Bank, enable him to provide valued business expertise to the Board.

Committees of the Board of Directors

The Board utilizes its committee structure to assist with its responsibilities. There are four (4) standing committees of the Board: Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Risk Committee. The Board has adopted a written charter for each of the committees, which is available on the Corporation’s website at www.peoplesbanknet.com. Click on the “Your Business” link at the top of the home page, click on “Investor Relations” under the “Connect” heading, and then click on the “Governance Documents” link. The Board also maintains an Executive Committee composed of independent directors and the President and Chief Executive Officer, which is empowered to act, subject to limitations of Pennsylvania law, when it is impractical for the full Board to meet.

Each of the Audit, Compensation, and Risk Committees meet regularly, at least on a quarterly basis. The Corporate Governance and Nominating Committee meets on an as needed basis. In 2023, all four committees met four (4) times. The committees report their actions to, and discuss their responsibilities with, the full Board, generally through reports provided by each of the committee chairs.

All members of the Board’s four standing committees and all committee Chairs are “independent,” and appointed annually by the Board on the recommendation of the Corporate Governance and Nominating Committee. Each committee chair presides over committee meetings, oversees committee agendas, and serves as a liaison between the committee members and the Board, as well as between committee members and the Corporation’s “Executive Leadership Team”, consisting of the ten (10) senior executives that comprise the leadership of the Corporation and its principal subsidiary, PeoplesBank.

The membership of each of the committees as of December 31, 2023 is set forth in the table below.

Director**	Independent Director	Audit Committee	Compensation Committee	Corporate Governance & Nominating Committee	Executive Committee	Risk Committee
Sarah M. Brown*	Yes				Member
Brian D. Brunner*	Yes		V. Chair	Chair		Member
Keith M. Cenekofsky, CPA	Yes	Chair				Member
Scott V. Fainor*	Yes		Member		Member	Chair
John W. Giambalvo, Esq.	Yes	Member	Chair			V. Chair
Craig L. Kauffman	Yes				Member
John E. Kiernan, Esq.	Yes	Member	Member	Member
Kent K. Matsumoto, Esq.*	Yes	V. Chair		V. Chair
J. Rodney Messick	Yes				Chair

* Directors Brown and Matsumoto serve on the Wealth and Trust Committee, which is a Bank-level committee that is comprised of members of the Bank’s management and directors.Until May of 2023, there were two other such joint management/director, Bank-level committees – the Strategic Technology and Cybersecurity Risk Committee and the CRA Committee.Until May of 2023, Directors Fainor and Brunner served on the Strategic Technology and Cybersecurity Committee, and Director Brunner also served on the Wealth and Trust Committee.Messrs. Kauffman, Matsumoto and Messick served on the CRA Committee.

In 2023, all directors attended over 90% of the meetings of the committees on which they served (except for Director Dotzel who missed additional meetings due to declining health).

The principal responsibilities of each of the Board committees are described below.

Audit Committee. The Audit Committee of the Board is comprised solely of directors who meet the applicable standards for independence of audit committee members of the NASDAQ Stock Market and the rules and regulations of the SEC for membership on audit committees, and possess the requisite knowledge or experience to serve on the Audit Committee. The Audit Committee met four (4) times in 2023.

The principal duties of the Audit Committee, as set forth in its charter, include: reviewing critical or significant audit and accounting principles, policies and practices with input from the Corporation’s independent registered public accounting firm; reviewing interim and annual financial statements to be included in the Corporation’s Form 10-Qs and Annual Report on Form 10-K that are to be filed with the SEC; reviewing audit processes of the independent registered public accounting firm; recommending to the Board the engagement of the Corporation’s independent registered public accounting firm; oversight of internal auditors and the overall scope of plans for their audits to ensure completeness of coverage; reviewing performance of internal auditing procedures; and the adequacy and effectiveness of internal controls for detecting accounting and financial reporting errors, fraud and other violations, among other responsibilities. The Audit Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Keith M. Cenekofsky, CPA, Chair of the Committee, has been designated by the Board as the “audit committee financial expert” as defined by the SEC. In designating Director Cenekofsky as the “audit committee financial expert”, the Board considered his more than 36 years of experience as a practicing certified public accountant, and his significant experience as Partner-in-Charge of numerous public financial institutions’ audits. The Board believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee.

Compensation Committee. All members of the Compensation Committee are independent under applicable independence standards of the NASDAQ Stock Market. The Compensation Committee met four (4) times in 2023.

The principal duties of the Compensation Committee, as set forth in its charter, include: overseeing the development of, and recommending to the Board, compensation plans, policies, and programs for the executive officers of the Corporation and its subsidiaries; annually reviewing and approving the corporate goals and objectives that are relevant to the compensation (including base salary, incentive compensation, employment terms such as severance agreements, employment agreements and change in control agreements) of the CEO and the executive officers; reviewing the Executive Compensation Discussion and Analysis section as well as the relevant tabular disclosures of executive compensation, in the proxy statement. The Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of three (3) or more members of the Committee. The Committee also has the authority under its charter to retain counsel, consultants and other experts, as it deems appropriate to carry out its responsibilities. The Committee has retained Meridian Compensation Partners, LLC, as its compensation consultant.

For further information concerning the Compensation Committee responsibilities and the executive compensation practices of the Corporation, please see “Role of the Compensation Committee,” “Role of the Compensation Consultant,” and “Role of Management” in the “Executive Compensation” section.

Corporate Governance and Nominating Committee. All members of the Corporate Governance and Nominating Committee are independent under applicable independence standards of the NASDAQ Stock Market. The Corporate Governance and Nominating Committee met four (4) times in 2023.

The principal duties of the Corporate Governance and Nominating Committee include developing and recommending to the Board criteria for selecting qualified director candidates, identifying individuals qualified to become Board members, evaluating and selecting, or recommending to the Board, director nominees for each election of directors, considering committee member qualifications, appointment and removal, recommending appropriate codes of conduct and ethics to the Corporation and providing oversight of the Board and committee evaluation process.

Risk Committee.The Risk Committee of the Board of Directors is the principal vehicle through which the Board exercises its risk oversight function.The Risk Committee met four (4) times in 2023.

The principal duties of the Risk Committee are to monitor the direction and trend of all significant risks to the Corporation’s business operations and strategy and to ensure that the risks assumed by the Corporation are consistent with the levels established by the Board; to oversee the development, implementation and maintenance of the Corporation’s risk management strategy and policies and controls; and to review significant risk exposures and the steps management has taken to identify, measure, monitor, control and report such exposures. Risks monitored by the Committee and the Board include credit risk, interest rate risk, liquidity risk, pricing risk, operational risk, compliance and regulatory risk, strategic risk and reputation risk. Within each risk category the Committee and management monitor a multitude of secondary risks.

Executive Committee. All members of the Executive Committee, with the exception of the President and Chief Executive Officer, are independent under applicable independence standards of the NASDAQ Stock Market. The Executive Committee met two (2) times during 2023. The Executive Committee has authority under the Corporation’s Bylaws to exercise the authorities of the Board, subject to the limitations of Pennsylvania law. The Executive Committee allows for Board actions to occur as needed when it may otherwise be impractical for the full Board of Directors to meet.

Director Compensation

The Corporation uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Corporation considers the significant time commitment required of directors in fulfilling their duties to the Corporation.

Cash Compensation Paid to Directors

In 2022, the Corporation adopted a new plan for compensating its directors for their board and committee service.The plan, which was in effect throughout 2023, provided for payment of an annual cash retainer of $30,000 to each director. In addition, the annual compensation for service as board chair was set at $15,000 for any non-executive chair.The following additional components of the plan provide cash compensation to directors for their participation on both Corporate and Bank-level committees as either chair or a member. (Note that director participation on the Strategic Technology and Cybersecurity Committee and CRA Committee was discontinued in May of 2023).

•Annual retainer (paid in quarterly increments) for committee chairs as follows: Audit Committee - $6,000; Compensation Committee, Nominating and Corporate Governance Committee, Risk Committee, Wealth and Trust Committee, Strategic Technology and Cybersecurity Committee, and CRA Committee - $3,600.

•Per meeting fees for committee members (paid monthly) as follows: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Risk Committee, Wealth and Trust Committee, Strategic Technology and Cybersecurity Committee, CRA Committee, and Executive Committee - $500.

In addition, certain non-employee directors recognized imputed income for insurance premiums paid on behalf of the non-employee Bank directors, which totaled $1,420 in 2023. The Bank provides a directors’ life insurance program for non-employee directors. This program is designed to provide a death benefit to the director’s beneficiary in the amount of $200,000. Under this program, the Bank is the direct beneficiary of death benefits equal to the greater of: (1) the cash surrender value of the policy; (2) the aggregate premiums paid on the policy by the Bank less any outstanding indebtedness to the insurer; or (3) the amount in excess of $200,000. In December 2022, the Board elected to discontinue the directors’ life insurance program, but grandfather existing directors who joined the Board prior to 2022 who had the benefit at that time the program was otherwise discontinued.

Director Participation in the 2017 Long-Term Incentive Plan

The Corporation’s 2017 Long-Term Incentive Plan (the “2017 Plan”), which is administered by the Compensation Committee, aims to advance the long-term success of the Corporation and increase shareholder value by providing the incentive of long-term stock-based rewards to directors, officers and key Bank associates. The 2017 Plan allows for awards consisting of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock awards.

In the aggregate, in 2023, directors received compensation equal to $610,078, as follows:

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Sarah M. Brown	37,600	29,987	-	-	-	72	67,659
Brian D. Brunner	10,125	29,987	-	-	31,050	532	71,694
Keith M. Cenekofsky	40,000	29,987	-	-	-	-	69,987
Cynthia A. Dotzel	30,500	29,987	-	-	-	380	60,867
Scott V. Fainor	36,300	29,987	-	-	-	-	66,287
John W. Giambalvo	38,600	29,987	-	-	-	268	68,855
John E. Kiernan	35,500	29,987	-	-	-	-	65,487
Kent K. Matsumoto	-	29,987	-	-	35,500	-	65,487
J. Rodney Messick	43,600	29,987	-	-	-	168	73,755

(1)Mr. Kauffman, President and Chief Executive Officer of the Corporation and PeoplesBank, did not receive separate compensation as a director of the Corporation or the Bank.Mr. Kauffman’s compensation is described in the “Executive Compensation” section of this Form 10-K.

(2)Included fees for attendance at Board of Director meetings of the Bank.The Board of Directors of the Bank met nine (9) times in 2023.

(3)Imputed cost of life insurance for non-employee directors for a life insurance benefit of $200,000 for the named beneficiary of each director.

Independent Directors’ Deferred Compensation Plan

The Corporation also maintains a deferred compensation plan for independent directors. Participants may elect to defer receipt of compensation to gain certain tax benefits under Section 451 of the Code. This plan is not funded by the Corporation.

Director Stock Ownership Guidelines

In 2022, the Board approved new stock ownership guidelines for directors, which continued in effect through 2023, as follows:

•Outside directors are required to own equity or equity-based securities equal to at least four times their annual retainer.

•Outside directors are required to hold all equity compensation awarded to them for Board service during any timeframe in which their stock ownership requirements have not yet been met.

•The stock ownership guidelines apply for all outside directors for so long as they are members of the Board of Directors.

Executive Officers

The following table identifies the executive officers of the Corporation, their age as of December 31, 2023, the position they currently hold and their professional experience during the prior five years, or longer if material.

Name	Age	Position and Prior Professional Experience
Craig L. Kauffman	60

President and Chief Executive Officer of the Corporation since October 2021; Executive Vice President and Chief Operating Officer of the Corporation from August 2018 to October 2021; President and Chief Executive Officer of the Bank since August 2018; Regional President of BB&T Bank, Lancaster, Pennsylvania from 2015 to August 2018; Pennsylvania CEO of Susquehanna Bank, Lancaster, Pennsylvania, 2013 through 2015.

Larry D. Pickett	62

Executive Vice President, Chief Financial Officer and Treasurer of the Corporation since January 2023; Treasurer of the Corporation from August, 2018 to January 2023; Executive Vice President and Chief Financial Officer of the Bank since August 2018; Executive Vice President and Chief Financial Officer of Bay Bancorp, Inc., Columbia, Maryland, a bank holding company, from January 2014 to June 2018.

Diane E. Baker	53

Executive Vice President, Chief Risk Officer, Assistant Treasurer and Assistant Secretary of the Corporation since January 2023; Vice President, Assistant Secretary and Assistant Treasurer of the Corporation since 2002; Executive Vice President, Chief Risk Officer of the Bank since January 11, 2022; Executive Vice President, Chief Operations Officer and Chief Risk Officer of the Bank from February 2018 to January 11, 2022; Senior Vice President and Chief Risk Officer of the Bank from March 2016 to February 2018; Enterprise Risk Management Officer of the Bank from 2014 to March 2016.

Daniel R. Stolzer	67

Executive Vice President, General Counsel and Corporate Secretary of the Corporation and the Bank since January 2023; General Counsel and Corporate Secretary of the Corporation and the Bank from August 2022 to January 2023; Executive Vice President and Special Counsel for M&A, Fulton Financial Corporation, Lancaster, Pennsylvania, from January 1 through July 31, 2022, and Senior Executive Vice President, Chief Legal Officer and Corporate Secretary from 2013 to retirement on December 31, 2021; Chief Counsel – Special Projects for PNC Financial Services Group, Pittsburgh, Pennsylvania, from 2010 to April 2013.

ADDITIONAL GOVERNANCE ATTRIBUTES OF THE CORPORATION

The Corporation’s Board of Directors believes that the purpose of corporate governance is to maximize long-term shareholder value in a manner consistent with applicable law and with the highest standards of integrity. The Board adheres to corporate governance practices that the Board and management believe promote this purpose, are sound and represent best practices. We continually review these governance practices against changes in applicable federal and Pennsylvania (the state in which we are incorporated) law, the rules and listing standards of the NASDAQ Stock Market, and the rules and regulations of the SEC, as well as best practices suggested by recognized governance authorities.

Currently, the Board has nine (9) members. The Board has determined that all directors, other than the President and Chief Executive Officer, are independent in accordance with the independence standards of the NASDAQ Stock Market.

In determining the directors’ independence, in addition to matters disclosed under “Related Person Transactions” in this Form 10-K, the Board considered each director’s beneficial ownership of the Corporation’s common stock and loan transactions between the Corporation’s wholly-owned bank subsidiary, PeoplesBank, and the directors, their family members and businesses with whom they are associated, as well as any contributions made by the Bank to non-profit organizations with whom such persons are associated. In each case, the Board determined that none of these transactions impaired the independence of the director.

Board Structure – Independent Board Chair

The Corporation is led by its President and Chief Executive Officer and its independent Board Chair. The Board believes that having an independent, non-executive Board Chair is the appropriate leadership structure for the Corporation at the present time because it allows the President and Chief Executive Officer to focus on the day-to-day business of the Corporation, while allowing the Chair to lead the Board in its fundamental role of providing advice to, and oversight of, the Executive Leadership Team. In making this determination, the Board recognizes the time and energy that the President and Chief Executive Officer is required to devote to his position in the current business and regulatory environment, particularly as the Board’s oversight responsibilities continue to grow.

The Board Chair is responsible for ensuring the smooth functioning and efficient operation of the Board by guiding the processes of the Board, presiding at Board meetings and at shareholder meetings, and acting as a liaison between the Board and our management team. In this regard, the Chair consults regularly with the Corporation’s Executive Leadership Team and other executives over business matters and provides them with consultation and advice on matters that require prompt attention.

The Corporate Governance Guidelines stipulate the following duties and responsibilities of the Board Chair:

•Presiding at all Board and shareholder meetings and all executive sessions of independent directors;

•Serving as a liaison between the President and Chief Executive Officer and the independent directors;

•Pre-approving Board meeting agendas;

•Pre-approving Board meeting schedules to assure that there is sufficient time for discussion of all agenda items;

•Having the authority to convene meetings of the independent directors; and

•If reasonably requested by a major shareholder, being available for consultation and direct communication.

The Corporate Governance Guidelines also provide that the Board will schedule regular executive sessions that are chaired by the Board Chair, where the sole management director, the Corporation’s President and Chief Executive Officer, is not in attendance.During 2023, the Board met five (5) times in executive sessions with only independent directors present.

Role of the Board in Risk Oversight

The Board is responsible for oversight of the various risks facing the Corporation. In this regard, the Board seeks to understand and oversee the most critical risks relating to the Corporation’s business, to allocate responsibilities for the oversight of risks among the full Board and its committees, and to see that management has in place effective systems and processes for managing risks facing the Corporation. Overseeing risk is an ongoing process, and risk is inherently tied to strategy and to strategic decisions. Accordingly, the Board considers risk throughout the year and with respect to specific proposed actions. While the Board oversees risk, management is charged with identifying and managing risk within the risk parameters set by the Board and its Risk Committee.

The Board implements its risk oversight function both as a whole and through delegation to various committees.The following committees play particularly significant roles in carrying out the risk oversight function.

•Board Risk Committee. The Board’s Risk Committee is the principal vehicle through which the Board exercises its risk oversight functions. The principal duties of the Risk Committee are to monitor the direction and trend of all significant risks to the Corporation’s business operations and strategy and to ensure that the risks assumed by the Corporation are consistent with the levels established by the Board; to oversee the development, implementation and maintenance of the Corporation’s risk management strategy and policies and controls; and to review significant risk exposures and the steps management has taken to identify, measure, monitor, control and report such exposures. Risks monitored by the Committee and the Board include credit risk, interest rate risk, liquidity risk, pricing risk, operational risk, compliance and regulatory risk, strategic risk and reputation risk. Within each risk category the Committee and management monitor a multitude of secondary risks. The Risk Committee met four (4) times in 2023.

•Enterprise Risk Management Assessment Team. The Enterprise Risk Management Team is made up of members of executive and senior leadership from disciplines across the Corporation who meet monthly to monitor identified risk concerns.Emerging risks are also discussed and action plans for mitigation are established.The Team summarizes risk information and trends in quarterly narratives presented to the Risk Committee of the Board.The Team met six (6) times in 2023.

•Board Compensation Committee.The Board’s Compensation Committee evaluates the risks and rewards associated with the Corporation’s compensation philosophy and programs and has specific authority to amend the Corporation’s incentive compensation and other compensation plans and programs to ensure that they do not motivate excessive risk taking. Under the Executive Incentive Plan (“EIP”) and the 2017 Long-Term Incentive Plan for the award of equity the Compensation Committee has specific authority to adjust incentive payments if it is determined that excessive risk has been taken.

•Board Audit Committee.The Board’s Audit Committee oversees the Corporation’s processes for assessing risks and the adequacy and effectiveness of the Corporation’s system of internal controls. In performing this function, the Audit Committee considers information from the Corporation’s independent registered public accounting firm, internal auditors, and other consultants as it deems appropriate, and discusses relevant issues with management and the independent registered public accounting firm.

Corporate Governance Guidelines

The Corporate Governance Guidelines (“Governance Guidelines”) are intended to promote effective governance practices and facilitate and guide management in the achievement of the Corporation’s mission to increase shareholder value, enrich the communities the Corporation serves by creating financial success together with the Corporation’s customers and career success together with its employee/associates, and to conduct the Corporation’s business with honesty and integrity.Among other things, the Governance Guidelines provide for (i) Board size, (ii) the general scope of directors duties and responsibilities, (iii) director qualifications and Board development, including director age limits, independence requirements, and criteria for recruiting and selecting nominees to fill Board vacancies which, among other criteria, encourage the consideration of diversity of skills, business experience, expertise, race, ethnicity, gender, sexual orientation and cultural background; (iv) a majority vote standard; (v) expectations for Board attendance; (vi) management evaluation and succession planning; (vii) independence determinations for Audit, Corporate Governance and Nominating Committee, and Compensation Committee members; (viii) annual Board evaluations; (ix) strategic planning expectations; (x) expectations for shareholder engagement; (xi) Board leadership structure; (xii) director compensation; and (xiii) director and Executive Leadership Team stock ownership requirements.

Corporate Governance Best Practices
• Independent, non-executive Board Chair	• Majority vote standard for uncontested director elections
• All Board members are independent except CEO	• Annual Board review of Executive Leadership Team succession plan
• All Board committees are comprised of, and chaired by, independent directors	• Annual Board evaluations/self-assessments
• Updated Board Committee Charters	• Annual review of director qualifications and experience
• Board-Level Risk Committee	• Code of Business Conduct and Ethics applicable to directors and associates
• Corporate Governance Guidelines	• Bank Bribery Act Policy applicable to directors and associates
• Stock ownership requirements for directors and executive officers	• Conflicts of Interest Policy applicable to directors and all associates – restricts gifts, loans, outside business interests and certain political activities
• Anti-hedging and anti-pledging policy

Cybersecurity Risk

Cybersecurity Governance

Cybersecurity risk is managed by the Corporation in a structure that vests primary responsibility with management, specifically, the Bank’s Information Security Officer, who reports to the Chief Risk Officer as well as to the Strategic Technology and Cybersecurity Committee, which is comprised of members of bank management, including the bank’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Lending Officer, Chief Administrative Officer, Network Manager, Director of Marketing and Client Experience and the General Counsel. The bank’s Chief Information Officer and Information Security Officer are members of the Committee and also serve as Committee Chair and Vice Chair, respectively.

The Strategic Technology and Cybersecurity Committee is responsible for providing oversight and guidance regarding both information technology and cybersecurity related issues of strategic importance to the Corporation and the Bank. The Committee recognizes the importance of information technology to the financial services industry and its clients, as well as the increasing prevalence of cyber-attacks against instruments of our society and the critical importance of effective controls, as well as prevention and detection measures to mitigate the risks. The Committee met three (3) times in 2023.

Minutes of the proceedings of the Strategic Technology and Cybersecurity Committee are provided to the Board’s Risk Committee for review at its next following meeting, unless there should be an urgency to any given situation demanding immediate consultation. The Board’s Risk Committee has oversight responsibility for cybersecurity and receives reports from management on cybersecurity risk in accordance with its charter, which provides that the Committee shall review the Corporation’s cybersecurity and other information technology risks, controls and procedures, and its strategy to mitigate cybersecurity risks and potential breaches.

In addition, the Board’s Audit Committee has oversight responsibility for audits related to information technology security, including network penetration and social engineering testing.

Processes for Assessing, Identifying and Managing Cybersecurity Risks

The Corporation maintains a comprehensive approach to cybersecurity risks, deploying a multi-layered program with a focus on risk assessment and management.The aim is to identify cybersecurity risks, deploy appropriate means of preventing and/or detecting intrusions; mitigating potential harm and remediating the effects if a breach were to occur.

Deterrence/Detection

A number of means are used to deter and detect cyber-activity as well as to detect cybersecurity vulnerabilities, including, among others, use of periodic comprehensive risk assessments; technologies and systems that monitor network activity and alert for suspicious or anomalous activity; vulnerability and patch management programs; multi-factor authentication; proactive access management;mobile device management; and annual network security penetration testing by a third-party vendor which serves as a basis for the Corporation to enhance its own capabilities with respect to the deterrence and detection of cyber-activity and detection of cybersecurity vulnerabilities.

Mitigation/Remediation

Risk mitigation and remediation are additional means of managing cybersecurity risk in the Corporation’s multi-layered approach. Security awareness training is provided to all of the Corporation’s associates throughout each year, as well as phishing exercises, which are performed on a regular schedule.In addition, the Information Security Officer organizes and conducts an annual Tabletop Cybersecurity exercise in which a mock cybersecurity incident scenario is presented to a selected group of the Corporation’s associates with the aim of providing enhanced training for relevant individuals to learn the proper actions to take in such a situation.This exercise is used to operationalize the Corporation’s Information Security Policies, Business Continuity Plan and Incident Response Plan, and to sensitize the participants to the latest cyber threat schemes and actors.

The Corporation also maintains comprehensive cyber insurance, which provides the potential for monetary recovery of certain expenses and damages incurred in connection with certain cyber breaches, as well as the services of a knowledgeable breach coach to assist the Corporation with the management and decisioning in connection with a cyber-incident, including for the hiring of expert forensic and legal assistance.

Director Orientation and Education/Training

All new directors are required to participate in the Corporation’s orientation program within a reasonable time after their nomination or election as a director. Director orientation includes presentations regarding corporate governance best practices and an overview of director duties, as well as presentations by senior management to familiarize new directors with the Corporation’s strategic plan, its significant financial, accounting and risk management issues, and its compliance programs, Corporate Governance Guidelines, Code of Ethics, Insider Trading Policy, Conflicts of Interest Policy and other policies and practices.

Directors also participate in on-line training modules provided by the Bank through its Knowledge Management application and prepared by the American Bankers Association, as well as other on-line training and director education available through the Knowledge Management application prepared by the Bank’s Learning & Development team. In 2023, each director completed on-line courses covering topics relevant to board oversight of many substantive banking compliance areas, such as BSA/AML/OFAC, cybersecurity, fair lending, compliance management, digital trends and others, as well as courses related to board skills. In addition, in 2023, in-board live training sessions for directors were held on matters relevant to the Corporation and its business, including relating to the Corporation’s strategic plan, the environment for mergers and acquisitions, corporate governance best practices and directors’ duties.

Anti-Hedging and Anti-Pledging Policy

The Board has a Board-approved Insider Trading Policy that is applicable to all executive officers, associates and directors. Among its many other provisions, the Insider Trading Policy prohibits the Corporation’s executive officers, directors and associates from purchasing financial instruments such as collars, forward sale contracts, options, and other derivative instruments relating to the Corporation’s securities or otherwise engaging in hedging transactions which would provide an ownership interest in the Corporation’s securities but that have the effect of protecting against downward price changes which result in the beneficial owner no longer having the same objectives as other shareholders or being in alignment with the Corporation’s objectives. This restriction applies to all Corporation securities owned directly or indirectly by the individual, including those owned by their immediate family members. In addition, executive officers and associates of the Corporation and their immediate family members may not hold securities of the Corporation in a margin account or pledge Corporation securities as collateral for a loan, or “short sell” Corporation securities.

Shareholder Meeting Attendance by Directors

While the Corporation has no formal policy in place, our directors are strongly encouraged to attend the Annual Meeting of Shareholders. All of our then-serving directors attended the 2023 Annual Meeting of Shareholders.

Director Nominations – Qualifications and Process

The Corporate Governance and Nominating Committee is responsible for identifying and evaluating individuals to determine their qualifications to become members of the Board and to recommend such individuals to the Board for consideration and nomination. The Corporate Governance and Nominating Committee and the Board endeavor to recruit and retain Board members who demonstrate intellectual capacity, strong interpersonal skills, good business instinct, objectivity and the highest level of personal and professional integrity. When evaluating current members of the Board and prospective candidates for the Board, the Committee seeks to balance the skill sets and attributes of existing Board members with the need for other complementary skills, talents and qualities that will position the Corporation to successfully implement its strategic vision.

In addition to requiring that each existing director and candidate for nomination possesses unquestionable character and a commitment to contribute to the success of the Corporation and the stewardship of the community, the Corporate Governance and Nominating Committee seeks to recruit and select candidates from a diverse pool to ensure that the Board will be comprised of directors with a balance of skills, business experience, expertise, race, ethnicity, gender, sexual orientation and cultural background, as well as other qualifications and characteristics such as maturity and judgment, reputation, civic and community relationships and knowledge and experience in matters that impact financial institutions. The Committee will also consider the candidate’s ability to devote adequate time to corporate matters, including being prepared for, and participating in, all meetings of the Board and any committees to which he or she may be assigned. When the Corporate Governance and Nominating Committee is considering current members of the Board for nomination for reelection, the Committee considers prior performance, as well as meeting attendance records.

The current practice of the Corporate Governance and Nominating Committee is to identify potential director candidates through a variety of sources. The Committee considers recommendations made by current or former directors or members of management. Potential candidates may also be identified through contacts in the business, civic, academic, legal and non-profit communities served by the Corporation.

Regarding new director candidates, the Corporate Governance and Nominating Committee will evaluate whether the nominee is independent, as independence is defined under applicable standards of the NASDAQ Stock Market, and whether the nominee meets the qualifications for directors outlined above, as well as any special qualifications applicable to membership on any committee to which the nominee may be appointed to serve if elected. A majority of the Board must meet the criteria for “independence” established by the NASDAQ Stock Market, and the Committee will consider any conflicts of interest that might impair that independence prior to making a decision.

The Corporate Governance and Nominating Committee will also consider recommendations received from the Corporation’s shareholders. Shareholders may recommend qualified director candidates by writing to:

Daniel R. Stolzer

Executive Vice President,

General Counsel and Corporate Secretary

Codorus Valley Bancorp, Inc.

105 Leader Heights Road

York, Pennsylvania 17403

Submissions must include information regarding a candidate’s citizenship, age, background, business and personal addresses, qualifications, experience, principal occupation or employment, directorships and other positions held by the candidate in business, charitable and community organizations and his/her willingness to serve as a member of the Board. Based on a preliminary assessment of the candidate’s qualifications, the Corporate Governance and Nominating Committee may conduct interviews with, and request additional information from, the candidate.

As noted previously in this Item III, as a result of the By-Laws amendment that took effect on January 9, 2024, if the Merger with Orrstown were to be consummated during the calendar year 2024 sufficiently in advance of year-end, it is likely that the Merger would take place prior to the 2024 annual meeting of shareholders and that no annual meeting of the shareholders of the Corporation would be held.

Timing of Submissions

Article 10, Section 10.1 of the Bylaws requires that nominations for election as a director be made pursuant to timely notice in writing to the Corporate Secretary. To be timely, a shareholder’s notice must be delivered to or received at the principal executive office of the Corporation at least ninety (90) days prior to the first anniversary of the date that the Corporation’s proxy statement is released to shareholders in connection with the preceding year’s annual meeting; provided, however, that if the Corporation did not hold an annual meeting the preceding year or if the date of the annual meeting is changed by more than thirty (30) days from the date of the preceding year’s annual meeting, to be timely, notice by the shareholder must be made not later than the ninetieth (90th) day nor earlier than the one hundred twentieth (120th) day prior to the date of the annual meeting (or, if later the tenth (10th) day following the day on which public announcement is first made of the date of the annual meeting). The notice must provide the specific information required by Section 10.1 of the Bylaws. The Board is required to determine whether nominations have been made in accordance with the requirements of the Bylaws. If the Board determines that a nomination was not made in accordance with the Bylaws, the shareholder may be given an opportunity to cure any deficiency in accordance with the Bylaws.

You may obtain a copy of the Bylaws by writing to: Daniel R. Stolzer, Executive Vice President, General Counsel and Corporate Secretary at the address provided below in this Proxy Statement. Additionally, a copy of the Corporation’s Amended and Restated Bylaws has been filed with the SEC as Exhibit 3.2 to this Form 10-K.

Board Diversity

The following table summarizes voluntary disclosure of diversity characteristics of the current Board of Directors as of December 31, 2023.

Board Diversity Matrix
Total Number of Directors	#
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	8	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	1	0	0
Hispanic or Latino	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	7	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did not Disclose Demographic Background	0

Item 11: Executive compensation

Overview, Philosophy, and Program Oversight and Management

The Board’s Compensation Committee (the “Committee”) assists the Board in fulfilling its duties and responsibilities.The Committee has responsibility for establishing and implementing the executive compensation philosophy for the Corporation, as well as its compensation plans and programs for executives and associates. This Executive compensation section is intended to provide a deeper understanding of the Corporation’s plans and programs for implementing its compensation philosophy and objectives.This section also describes the compensation of our Named Executive Officers (“NEOs”) for 2023, who have been identified as the following:

Craig L. Kauffman	President and Chief Executive Officer of the Corporation; President and Chief Executive Officer of the Bank
Diane E. Baker	Executive Vice President, Chief Risk Officer, Assistant Treasurer and Assistant Secretary of the Corporation; Executive Vice President and Chief Risk Officer of the Bank
Amy L. Doll	Senior Vice President, Chief Commercial Banking and Lending Officer of the Bank

Compensation Program Attributes

The Committee strives to implement an executive compensation program that is aligned with the philosophy of the Corporation and which achieves its desired objectives. Overall, we believe that our compensation program is fair, reasonable, competitive with our peers and reflective of best practices. Listed below are key attributes of our compensation program:

•Our salaries are competitive with the median for comparable size banking institutions.

•Our program reflects our pay-for-performance culture.

•Our program incorporates risk-mitigating design principles, such as caps on annual incentive opportunities, multiple performance measures that incorporate asset quality, peer performance and risk-based clawbacks.

•Our Committee has retained an independent compensation consulting firm that provides on-going advice on performance-based plans and measures, and other compensation matters.

Executive Compensation Philosophy and Objectives

The Committee believes that the Corporation’s success is driven through hiring, developing and retaining qualified executives who are motivated to perform for the benefit of our shareholders, community, clients and associates. The executive compensation program is designed to:

•Further the strategic goals of the Corporation by aligning the interests of our executives with our shareholders;

•Motivate and reward executives for achievement of high levels of performance against defined goals and objectives – both short- and long-term – without encouraging undue risk-taking that would threaten the safety and soundness of PeoplesBank;

•Enable the Corporation to attract and retain key executives capable of maximizing the Corporation’s performance;

•Be prudent and fiscally responsible; ensure regulatory compliance; and provide for a balanced mix of fixed and variable compensation.

The Corporation seeks to provide its executive officers with a comprehensive program of compensation and benefit opportunities consistent with prevailing practices among publicly traded financial services organizations of similar asset size, market profiles, operating circumstances and regionally similar geographic locations. The Committee believes that this level of market competitiveness appropriately positions the Corporation to attract, motivate, reward and retain the caliber of executive talent required to enable the Corporation to achieve its short- and long-term strategic goals and objectives.

The executive compensation program is intended to provide participating executives with a balanced and market-competitive mix of fixed, time-based and performance-based variable compensation and benefit provisions. The variable compensation features include annual cash incentives to reward short-term performance relative to our annual business plans and long-term incentives, in the form of equity grants, to reward future performance of the Corporation and increased shareholder value. Short- and long-term incentives are designed to focus executives’ efforts on the strategic goals and objectives of the Corporation and to link executives’ financial rewards with the interests of the Corporation’s shareholders.

All components of compensation are targeted at the market median with the ability to vary actual pay to align with Corporation and individual performance. A significant portion of our executives’ pay is variable (i.e. annual and long-term/equity incentives) which is earned only upon achievement of pre-defined performance goals that are set by the Committee. The variable incentive programs are designed to allow executives to earn total compensation above market when the Corporation and individual performance exceed performance goals, and below market when performance does not meet performance goals.

Role of the Compensation Committee

The Committee is appointed by the Board to discharge the Board’s responsibilities and duties relating to compensation of the Corporation’s executive officers and other key associates of its subsidiaries. All members of the Compensation Committee are independent under applicable independence standards of the NASDAQ Stock Market. To fulfill its responsibilities, the Committee meets at least quarterly throughout the year. The Chair of the Committee reports on Committee actions at meetings of the Board. Written minutes of Committee meetings are prepared and presented to the Board.

The Committee has overall responsibility for evaluating and approving the compensation plans, policies and programs of the Corporation applicable to its key executives. In executing its responsibilities, the Committee establishes the Corporation’s general compensation philosophy, and oversees the development and implementation of the Corporation’s executive compensation programs and related policies.

The Committee regularly reviews the operation and effectiveness of the executive compensation program on a continuous basis discussing current regulatory issues, industry trends and internal Corporation needs with respect to executive compensation program and practices. Based upon corporate goals and objectives approved by the Board, the Committee annually reviews and approves corporate goals and objectives that are specifically relevant to the President and Chief Executive Officer’s compensation and evaluates his performance in light of those goals and objectives. Based on such evaluation, the Committee sets the compensation including base salary, incentive compensation, employment terms (such as severance agreements, employment agreements and change of control agreements, if and when appropriate, and equity-based awards or special or supplemental benefits) of the Corporation’s President and Chief Executive Officer, and the Executive Leadership Team, subject to approval by the Board. In determining compensation, the Committee may consider, among other factors, the Corporation’s performance and relative shareholder return, the nature, extent and acceptability of risks that the executive officers may be encouraged to take by such compensation, the value of similar incentive awards to executive officers at comparable companies, and the awards in past years.

The Committee is also responsible for reviewing the Corporation’s executive incentive compensation plans, equity-based plans, retirement plans, deferred compensation plans and welfare benefit plans. Unless their administration is otherwise delegated in accordance with the provisions of such plans, the Committee administers such plans, including determining any incentive or equity-based awards to be granted to executive officers, and other key associates under such plans.

Additional information about the Committee’s functions is more fully described in its charter. As part of its responsibilities, the Committee reviews its charter in the development of an annual work plan and recommends any proposed changes to the Board for approval. The Committee’s charter can be viewed at the Corporation’s website, www.peoplesbanknet.com by clicking on “Your Business” at the top of the page, click on “Investor Relations” under the “Connect” heading, and then click on “Governance Documents”.

Role of the Compensation Consultant

The Committee has the authority to retain the services of compensation consulting and advisory firms which provide independent advice and report directly to the Committee.

The Committee has retained the independent consulting firm Meridian Compensation Partners, LLC, (“Meridian”), which specializes in executive and board compensation. Meridian reports directly to the Committee and carries out its responsibilities to the Committee in coordination with the Corporation’s Human Resources Department, as requested by the Committee. Meridian only provides services on behalf of the Committee; it did not perform any additional services to the Corporation during 2023. The Committee determined that Meridian is independent in accordance with SEC requirements.

Role of Management

The Committee is ultimately responsible for executive compensation decisions, but the Committee relies upon information and input from the Executive Leadership Team which is critical to ensuring the Committee and its advisors have the information needed to make informed decisions. The Bank’s Chief Administrative Officer who manages the Human Resources area and has a particular focus on executive compensation matters is the executive assigned to assist the Committee Chair and the Committee with the exercise of the Committee’s oversight responsibilities. The Chief Administrative Officer also coordinates with Meridian, and, as appropriate, the Corporation’s General Counsel and outside counsel, to provide the necessary advice and counsel to the Committee Chair and the Committee. The Chief Executive Officer, with input from the Chief Financial Officer, develops recommendations for corporate goals and corresponding weightings and incentive performance metrics for the annual incentive plan for NEOS and other key executives, and for the Long-Term Incentive Plan for the Executive Leadership Team, in each case, for Committee consideration and approval. In addition, the Chief Executive Officer and other executives are called upon from time to time to provide insight, suggestions or recommendations regarding executive compensation, and the Committee often requests that one or more members of the Executive Leadership Team, including the President and Chief Executive Officer be present at Committee meetings where executive compensation and corporate or individual performances are discussed and evaluated. However, only Committee members vote on decisions regarding executive compensation. No executive officers participate in or are present at meetings at which their compensation or performance is discussed or determined by the Committee.

The Committee may request information from management about the Corporation, the performance of the business and the executive compensation program to evaluate effectiveness and to recommend program modifications and changes for Board consideration.

Factors Considered in Determining Executive Compensation

The Committee’s compensation decisions are supported by various analyses, information and input including, but not limited to the Corporation’s compensation philosophy and objectives; pay target guidelines developed in consultation with Meridian; the Corporation’s Strategic Plans and performance relative to annual goals and budget; competitive benchmarking reviews conducted by Meridian; risk assessment/mitigation considerations; individual performance expectations and goals; economic conditions; industry factors; and talent recruitment and retention considerations.

Competitive Benchmarking

For 2023 pay decisions, as in prior years, Meridian was consulted in connection with the Committee’s evaluation of the Executive Incentive Plan and Long-Term Incentive Plan performance weightings and metrics, as well as to provide best/emerging practices in relation to key compensation governance institutions and shareholder advisory firms.

In 2022, Meridian conducted a comprehensive review of the Corporation’s executive compensation program (the “2022 Study”).The purpose of this review was to provide an independent and objective analysis of all elements of compensation (individually and in the aggregate) relative to market practices, reflecting the compensation peer group (defined below) and other industry survey sources.

A primary data source used in setting competitive market practices for the named executive officers is the information publicly disclosed by a peer group of other publicly traded banks and bank holding companies.This peer group was developed by Meridian using objective parameters that reflect institutions of similar asset size operating without our geographic region, and was ultimately discussed with and approved by the Committee.The peer group is reviewed and updated from time to time, as appropriate, since comparable institutions may change depending on the current size of the Corporation, acquisitions and business focus of the Corporation or peer institutions.Overall, the goal is to maintain data from a group of comparative banks and bank holding companies that provide a market perspective for executive compensation.

The compensation peer group used for the 2022 Study consisted of 25 publicly traded banks and bank holding companies in the Mid-Atlantic Region plus Virginia, ranging from approximately $1.0 billion to $5.0 billion in assets, positioning the Corporation slightly below the median in terms of asset size.

ACNB Company	ACNB	FVCBankcorp, Inc.	FVCB
American National Bankshares Inc.	AMNB	Norwood Financial Corp	NWFL
Arrow Financial Corporation	AROW	Orange County Bancorp, Inc.	OBT
BCB Bancorp, Inc.	BCBP	Orrstown Financial Services, Inc.	ORRF
Blue Ridge Bankshares, Inc.	BRBS	Parke Bancorp, Inc.	PKBK
C&F Financial Corporation	CFFI	Penns Woods Bancorp, Inc.	PWOD
Capital Bancorp, Inc.	CBNK	Peoples Financial Services Corp.	PFIS
Chemung Financial Corporation	CHMG	Primis Financial Corp.	FRST
Citizens & Northern Corporation	CZNC	Shore Bancshares, Inc.	SHBI
Evans Bancorp, Inc.	EVBN	The Community Financial Corporation	TCFC
Fidelity D&D Bancorp, Inc.	FDBC	Unity Bancorp, Inc.	UNTY
First Bank	FRBA	Virginia National Bankshares Corporation	VABK
First Community Bancshares, Inc.	FCBC

In addition to the peer group data, the 2022 Study used several other sources of data to identify general compensation trends with respect to cash compensation (i.e., base salary and incentives); including comparative data from industry surveys using the appropriate scope (asset size and region) and a proprietary database of national banking compensation data.

Information derived from the 2022 Study was used by Meridian to develop market competitive guidelines intended to support the Corporation’s total compensation philosophy. Using this information, Meridian then presented to the Committee market guidelines for base salary, short- and long-term incentive targets and target total direct compensation (assuming all elements paid at expectation/goal levels), so the Committee could see the potential pay and range of pay for each executive role. For 2023 pay decisions, these guidelines provided a framework for consideration by the Committee in setting future compensation levels as described below.

Total Compensation and Performance Alignment

The Committee seeks to ensure that the total compensation package paid to executives is considered in the aggregate (i.e., the sum of its parts) and is properly aligned with the Corporation’s performance. The Corporation’s performance is evaluated relative to a number of factors, including corporate and individual performance in light of our own performance targets and industry/peer results, overall financial performance and strategic accomplishments that position the Corporation for success going forward. Performance goals in our incentive plans are positioned at levels which are believed to be achievable, but with the expectation that they will require increased effort on the part of our executive officers and other key associates. The Committee receives regular updates on the Corporation’s performance relative to performance goals and industry realities. The Committee will continue to refine its assessment processes and peer group to ensure its comparisons are appropriate.

Risk Assessment/Mitigation Considerations

Annually, the Committee reviews the Executive Incentive Plan and assesses the extent to which the established incentives relate to or may influence excessive risk-taking on the part of participating associates. The Committee’s most recent review of the plan was in February 2024, and included the performance goals driving awards under the plan. The performance goals include measures intended to ensure that participating executives do not engage in activities or behaviors that create undue risk for the Corporation.

The Committee and Board of Directors approved a new Compensation Recovery Policy in November 2023 in accordance with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Section 10D of the Securities Exchange Act of 1934, as amended, Rule 10D-1 thereunder and Nasdaq Listing rule 5608.The Compensation Recovery Policy provides for the recovery of certain incentive compensation in the event of an accounting restatement by the Corporation that is due to the Corporation’s material noncompliance with financial reporting requirements under U.S. securities laws, or the commission of certain types of misconduct by an executive covered by the rule, which includes the Corporation’s Executive Leadership Team and certain other executives.

Compensation Components and 2023 Decisions

The Corporation’s overall compensation program consists of four main components:

•Base Salary

•Executive Incentive Plan – an annual cash-based plan

•Long-Term Incentive Plan – a multi-year, equity-based plan

•Benefits and Perquisites

The following section summarizes the role of each component and describes the 2023 compensation decisions with respect to the NEOS.

Base Salary

Objectives and Process. The Corporation believes the purpose of base salary is to provide competitive and fair base compensation that recognizes executives’ roles, responsibilities, experience and performance. Base salary is fixed compensation which is targeted to be competitive with the practices of comparable financial institutions in the region.

Typically, the Committee sets the base salary for each executive officer effective in March of each year, upon the recommendation of the Corporation’s President and Chief Executive Officer. In setting salaries, consideration is given to the competitive market for similar roles, as well as each individual’s experience, performance and contributions. The Committee is responsible for recommending the President and Chief Executive Officer’s salary to the Board for approval. None of the executives participate in, or are present for, Committee or Board deliberations in which their salary is being considered.

Annual opportunities for salary increases may be affected by changes in the market value of the position, but are based primarily on the performance of the individual during the most recent performance period.

2023 and 2024 Decisions. Upon review of competitive and other information provided by Meridian and in consideration of individual performance, the Committee approved base salary adjustments in January 2023 and February 2024, respectively, as provided below:

Named Executive Officer	Title	2023 Base Salary	% Increase	2024 Base Salary
Craig L. Kauffman	President and CEO of the Corporation and the Bank	$526,100	3.0%	$541,883
Diane E. Baker	EVP and Chief Risk Officer of the Corporation and the Bank	287,000	4.0	298,480
Amy L. Doll	SVP, Chief Commercial Banking & Lending Officer of the Bank	289,500	3.0	298,185

2023 Executive Incentive Plan

Objectives and Process. The objective of the annual executive incentive plan (“EIP”) is to motivate and reward key members of the Executive Leadership team for achieving specific corporate and individual performance goals that support the Corporation’s strategic plan through the use of cash awards. Awards under this plan represent compensation that must be earned each year based upon corporate and individual performance.

The proposed corporate performance goals for the incentive plan are based on budget projections for the year. To support and enhance the team dynamics among the executive group, the corporate performance goals are identical for each participant. Once the performance goals are finalized and approved by the Committee, the goals are presented to the full Board for final approval. Each member of the executive group also has personal performance goals that reflect each executive’s unique role and responsibilities.

The EIP provides target payout opportunities that are aligned with the market median. The targets opportunities and performance measures for the 2023 compensation year are described below. In the event that awards are not triggered in a plan year due to a failure to achieve the threshold goal, the Board may create a pool of up to 3% of the base compensation of plan participants other than the current President and Chief Executive Officer of the Bank, and pay awards to such participants in such amounts as the Board deems appropriate to reflect exceptional individual performance, if any.

Award Opportunity. The table below illustrates the 2023 award opportunities (expressed as a percentage of base salary) available under our EIP upon achievement of the approved Corporate performance metrics.

Participant	Threshold Performance 50%*	Target Performance 100%*	Maximum Performance 150%*
President and Chief Executive Officer of the Corporation and the Bank	15.0%	30.0%	45.0%
Other Named Executive Officers	12.5%	25.0%	37.5%

Prior to the payment of any award under the plan, the Corporation’s external auditors must attest to the financial performance of the Corporation to determine whether the performance measure was achieved. In addition, the Bank’s Chief Executive Officer reviews the financial performance generally and in relation to the strategic goals.

Performance Measures. The 2023 performance measures were selected to align with the corporate strategy and business plan, and consisted of 85% financial performance and 15% individual performance. The financial metrics were: Net Income, Return on Equity and Efficiency Ratio. Individual Performance is also evaluated for each executive. The Executive Incentive Plan includes an ROE modifier which is tied to a “comparator index”.Based upon the ROE performance of the Corporation relative to the comparator index, Plan payouts could be modified +/- 20% if the Corporation’s performance falls below the 25th percentile or above the 75% percentile.The Committee believes the meaningful focus on collective financial goals is important for aligning the Executive Leadership Team with overall performance of the Corporation, while providing a modest component to allow for differentiation, as appropriate. Weightings for each measure were established by the Committee and approved unanimously in January 2023. The following table summarizes the goals and actual performance in 2023.

Performance Measure	Weighting	Threshold	Target	Stretch	2023 Actual Performance(1)
Net Income	30%	$20,396	$22,662	$24,928	$24,973
Return on Equity	35%	11.15%	12.39%	13.63%	13.47%
Efficiency Ratio	20%	69.40%	66.70%	64.10%	65.75%
Individual Performance	15%	Personal Goals as Determined by Compensation Committee
TOTAL	100%

(1) The Board of Directors directed the 2023 actual performance measures to be adjusted to remove the financial performance impact of the unbudgeted 2023 legal, financial and other expenses associated with the planned Merger of the Corporation with Orrstown.Excluding these expenses, the adjusted performance measures for the purpose of calculating the Executive Incentive Plan payments for 2023 were as follows: Net Income - $25,753; Return on Equity – 13.89%; Efficiency Ratio – 64.76%.

2023 EIP Awards. For 2023, the weighted financial performance of the Corporation exceeded “stretch” metrics for Net Income and ROE.In addition, the ROE Modifier was applied as the Corporation’s ROE was above the 75th percentile of the Custom Industry Index. The following table summarizes the 2023 annual incentive awards paid pursuant to the EIP adopted in January 2023 to the President and Chief Executive Officer and the other NEOs.

Named Executive Officer	Bank Title	2023 Non-Equity Incentive Awards	Percentage of Base Salary
Craig L. Kauffman	President & Chief Executive Officer	$265,136	50.4%
Diane E. Baker	EVP, Chief Risk Officer	120,532	42.0
Amy L. Doll	SVP, Chief Commercial Banking & Leding Officer	121,582	42.0

2024 Executive Incentive Plan

In February 2024, the Committee approved the 2024 Executive Incentive Plan utilizing the same metrics and weighting as follows: Net Income 30%, Return on Equity 35%, Efficiency Ratio 20%, Individual Performance 15%.

Long-Term (Equity) Incentive Plan

Objectives. The granting of equity-based incentives is viewed as a desirable long-term incentive compensation strategy because it closely links the interest of management with shareholder value, motivates executives to consider our long-term performance and provides for retention of key talent. The Committee is authorized, in its discretion, to grant equity-based awards under the Corporation’s existing 2017 Long-Term Incentive Plan (the “2017 Plan”) and upon such terms and conditions as the Committee may determine. Historically, equity-based incentive awards have been granted on an annual basis in the form of restricted stock.

2023 Long-Term (Equity) Awards. In February 2023, the Committee approved equity-based long-term incentive awards for the NEOs in the form of restricted stock grants. When granting equity-based incentives to executives, the Committee considers the competitive market practice provided by Meridian, corporate performance and individual performance. The Committee also considers the recommendations of the Corporation’s President and Chief Executive Officer for the other NEOs, and each executive’s level of responsibility and contribution towards achievement of the Corporation’s business plan and objectives. The stock will vest in equal amounts over a three-year period. The 2023 grants awarded to the NEOs on March 10, 2023 are summarized below.All awards were made under the 2017 Plan.

2023 Long-Term (Equity) Awards:

Named Executive Officer	Bank Title	Grant Date	Restricted Shares Granted (#)		Option Awards (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Craig L. Kauffman	President & Chief Executive Officer	3/10/2023	7,581	[1]	-	$-	$$180,276
Diane E. Baker	EVP, Chief Risk Officer	3/10/2023	2,943	[1]	-	-	$69,985
Amy L. Doll	SVP, Chief Commercial Banking & Lending Officer	3/10/2023	2,953	[1]	-	-	$70,365

1 Awards granted 3/10/2023 were split 50% Restricted Share Units and 50% Performance Restricted Shares.

In total, the Corporation granted 52,253 shares of restricted stock under the 2017 Plan to the Corporation’s executive and other officers in 2023. The 2017 Plan originally reserved 340,032 shares (adjusted for stock dividends) of the Common Stock for issuance, of which 140,692 shares remained available for issuance as of December 31, 2023.

Executive Leadership Team Stock Ownership Guidelines

In 2022, the Board approved new stock ownership guidelines for members of the Executive Leadership Team, as follows:

•The President and Chief Executive Officer is required to own equity equal to at least three (3) times his base salary and not to sell any shares until such time as his stock ownership requirements have been met.

•The other members of the Executive Leadership Team are each required to own equity equal to at least one (1) times their base salary and not to sell any shares until their respective stock ownership requirements have been met.

Perquisites and Other Benefits

The Corporation provides select executives with perquisites and other benefits described below, which the Committee believes are reasonable and consistent with the Corporation’s overall compensation philosophy. The Committee regularly reviews and refines executive benefits to ensure market competitiveness.

Executive Perquisites. The Corporation provides a limited number of perquisites to key executives that the Committee believes are necessary for conducting business, are reasonable and enable us to attract and retain high performing associates for our key executive officers. These benefits also allow our executives to maintain direct contact and involvement with current and prospective clients, as well as non-profit organizations in the communities in which we do business. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

The primary perquisites are: corporate owned automobiles for certain executives, club memberships for certain executives and life and disability insurance programs. These perquisites represent a relatively insignificant portion of the total compensation of each named executive officer. The aggregate incremental cost to the Corporation for these perquisites is set forth in the Summary Compensation Table under the “All Other Compensation” column and related notes.

Employment and Change of Control Agreements with NEOs. The Corporation is party to an employment agreement with Mr. Kauffman, President and Chief Executive Officer of the Corporation. The Corporation is party to change of control agreements with Ms. Baker, Executive Vice President and Chief Risk Officer of the Corporation and the Bank and Ms. Doll, Senior Vice President, Chief Commercial Banking and Lending Officer of the Bank. The Board views such agreements as integral in ensuring the continued dedication of the executives to the Corporation and promoting stability of management, particularly in the event of a change of control of the Corporation. These agreements are described further under “Employment Agreement and “Change of Control Agreements” on page 138.

Supplemental Long-Term Disability Program. The Corporation provides supplemental long-term disability insurance for Mr. Kauffman, Ms. Baker, Ms. Doll, and other key executives. The policy is designed to supplement coverage, in the event of a disability, to bridge the gap between payments under the Corporation’s general short- and long-term disability plans and the executive’s salary.

Employee Stock Bonus Plan. In 2002, the Corporation implemented an Employee Stock Bonus Plan, administered by non-employee members of the Board, under which the Corporation may issue shares of its Common Stock to associates as performance-based compensation. As of December 31, 2023, 21,117 shares of Common Stock were reserved for possible issuance under this plan, subject to future adjustment in the event of specified changes in the Corporation’s capital structure. No shares were issued under the Employee Stock Bonus Plan in 2023.

Employee Stock Purchase Plan. The Corporation’s Employee Stock Purchase Plan (“ESPP”) was designed to encourage and enable associates of the Corporation and its subsidiaries to acquire an ownership interest in the Corporation through a regular investment program. The Corporation believes that associates who participate in the ESPP will have a closer identification with the Corporation by virtue of their ability, as shareholders, to participate in the Corporation’s growth and earnings, and will be motivated to improve their job performance accordingly. Under the terms of the ESPP, associates may use payroll deductions to purchase stock of no more than 2,000 shares per year. The purchase price for shares purchased under the ESPP currently represents a 15% discount to the fair market value of the shares on the semi-annual purchase date.

401(k) Retirement Plan. The Bank maintains and sponsors a defined contribution 401(k) retirement plan. The 401(k) plan is administered by a committee, which is appointed by the Board. The 401(k) plan is subject to the Internal Revenue Code of 1986, as amended, and to the regulations promulgated thereunder. Participants are entitled to certain rights and protection under the Employee Retirement Income Security Act of 1974, as amended.

Each Bank associate who has attained the age of 21, and at the time of hire is expected to complete 1,000 hours of service within 12 months of employment, may participate in the 401(k) plan on the first day of the month following the third month of employment, providing he/she remains employed as of that date. An eligible associate may elect to contribute certain portions of salary, wages, or commissions to the 401(k) plan. Generally, eligible associates may contribute up to 100% of their compensation, subject to statutory deductions and limitations. In 2023, the Bank matched 100% of each associate’s contribution up to 4% of the associate’s eligible wages. Associate and employer contributions to the 401(k) plan vest immediately.

Officer Group Term Replacement Insurance Plans. The Bank provides an officers’ life insurance program for certain Bank officers, including each of the named executive officers. This program provides a death benefit to the named executive officer’s beneficiary in an amount equal to three (3) times the officer’s highest base salary during employment up to $1,000,000; provided, the officer is employed by the Corporation at the time of his or her death. Under this program, the Bank is the beneficiary of any death proceeds remaining after an officer’s death benefit is paid to his or her beneficiary. The Committee believes that this benefit helps the Corporation attract and retain talented individuals to the management team and that it is an appropriate compensation strategy to provide for the officers’ families in the case of death.

Other Benefits. The NEOs also participate in the Corporation’s other benefit plans on the same terms as other associates. These plans include medical and dental insurance, short- and long-term disability insurance, and discounts on the Corporation’s products and services.

Executive Compensation Tables

The following tables set forth for the fiscal years ending December 31, 2023, 2022, and 2021, the compensation that the Corporation and its subsidiaries paid to its Named Executive Officers (i.e., NEOs).

2023 Summary Compensation Table

The table below reflects information concerning the annual compensation for services in all capacities to the Corporation and its subsidiaries of those persons who were NEOs in 2023:

•the President and Chief Executive Officer;

•the two most highly compensated executive officers other than the President and Chief Executive Officer who were serving at December 31, 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Non-equity Incentive Plan Compensation (2)	Non-qualified Deferred Compensation Earnings		All Other Compensation (5)(6)	Total ($)
Craig L. Kauffman,	2023	$523,985	$-	$180,276		$256,236	$8,704	(4)	$111,761	$1,080,962
President & Chief Executive Officer of	2022	514,119	-	152,981		220,205	1,125	(4)	102,272	990,702
the Corporation and PeoplesBank	2021	441,346	-	436,992	(7)	172,168	-	(4)	93,232	1,143,738
Diane E. Baker,	2023	285,654	-	69,985		120,532	49,397	(3)(4)	10,368	535,936
Executive Vice President and Chief Risk	2022	279,423	-	69,000		99,750	47,475	(3)(4)	10,110	505,758
Officer of the Corporation and PeoplesBank	2021	277,000	-	37,000		77,926	45,599	(3)(4)	9,987	447,512
Amy L. Doll,	2023	287,962	-	70,365		121,582	-		11,918	491,827
Senior Vice President & Chief Commercial	2022	280,538	-	69,000		100,284	-		11,577	461,399
Banking & Lending Officer of PeoplesBank	2021	276,500	-	37,000		77,785	-		21,838	413,123

(1) Amounts represent the grant date fair values of restricted stock awards computed in accordance with FASB ASC Topic 718.Assumptions used in the calculation of these amounts are included in Note 11 to the Corporation’s audited consolidated financial statements for the fiscal year ended December 31, 2023, included in this Form 10-K at page 103.

(2) Payments characterized as "Non-Equity Incentive Plan Compensation" for the fiscal year ended December 31, 2023 were earned through the Executive Incentive Plan.The payments were approved by the Compensation Committee on February 27, 2024, and by the Board of Directors on March 12, 2024.

(3) Reflects change in the present value of future benefits payable under Supplemental Executive Retirement Plans (SERPS), described on page 136 under the heading "Non-Qualified Deferred Compensation.”

(4) Reflects "above market or preferential portion" of interest credited (i.e. the portion of interest, if any, above the 120% long-term AFR) to NEO during the fiscal year under the deferred compensation plans, described on page 136 under the heading "Non-Qualified Deferred Compensation.”

(5) All other compensation primarily consists of matching contributions allocated by the Corporation to each NEO pursuant to the Corporation's 401(k) Retirement Plan, which is more fully described on page 134 under the heading "401k Retirement Plan", and the imputed cost of life insurance.The table below details the foregoing payments for 2023.

(6) In 2023, the amount attributable to other perquisites for Mr. Kauffman exceeded $10,000 and is shown in the "Other Perquisites" column in the table below.The amounts attributable to perquisites in 2023 for Messrs. Baker and Doll were less than $10,000.Mr. Kauffman's perquisites included country club dues totaling $6,408, as well as the personal benefits associated with the use of a vehicle owned by the Corporate, totaling $3,535.Mr. Kauffman's "Other Compensation" reflects the Corporation's contribution to his Bank Contribution Deferred Compensation Agreement as summarized on page 136 under the heading "Non-Qualified Deferred Compensation.” The calculation of the automobile benefit consists of the incremental cost attributable to Corporation-provided automobiles, as well as insurance premiums, maintenance, and repair costs. The incremental cost attributable to Corporation-provided automobiles (calculated in accordance with Internal Revenue Service guidelines) are included on the W-2 of NEOs who receive such benefits and the NEO is responsible for paying income tax on such amounts.

(7) Includes Mr. Kauffman's annual Restricted Stock Grant dated March 9, 2021 valued at $76,997, and the November 9, 2021 Restricted Stock Unit grant in recognition of his promotion to President and Chief Executive Officer of the Corporation, valued at $359,995.

All Other Compensation:

Name	Year	401(k) Match	Life Insurance	Other Compensation	Other Perquisites	Total All Other Compensation
	2023	$13,200	$1,310	$86,532	$10,719	$111,761
Craig L. Kauffman	2022	12,200	1,250	77,138	11,684	102,272
	2021	11,050	1,190	66,202	14,790	93,232
	2023	9,712	656	-	-	10,368
Diane E. Baker	2022	9,500	610	-	-	10,110
	2021	9,418	569	-	-	9,987
	2023	11,518	400	-	-	11,918
Amy L. Doll	2022	11,222	355	-	-	11,577
	2021	11,160	324	-	10,354	21,838

Outstanding Equity Awards at 2023 Fiscal Year-End(1)

The following table presents outstanding stock option and non-vested stock awards as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Craig L. Kauffman	-	-	-	-	-	24,982(4)	642,037	-	-

Diane E. Baker	1,500	-		15.4354	12/16/2024
	4,566	-		17.1862	11/17/2025
	3,582	-		18.5725	11/15/2026
	2,054	-		26.1769	12/12/2027
	3,087	-		22.7429	12/11/2028
						5,682(5)	146,027
Amy L. Doll	1,341	-	-	15.3945	8/12/2024			-	-
	920	-		15.4354	12/16/2024
	6,395	-		17.1862	11/17/2025
	3,582	-		18.5725	11/15/2026
	2,283	-		26.1769	12/12/2027
	2,639	-		22.7429	12/11/2028
						5,698(6)	146,439

(1) Includes shares issued under the Corporation’s 2007 Long-Term Incentive Plan and 2017 Long-Term Incentive Plan.

(2) As adjusted for stock dividends distributed through December 31, 2019.

(3) Based on the closing price of the Corporation’s common stock of $25.70 on December 31, 2023.

(4) 1,324 shares vest on March 9, 2024; 2,331 shares vest on March 15, 2024; 2,332 shares vest on March 15, 2025; 9,338.4 units are performance based and vest on December 31, 2024; 2,075.6 units vest on November 9, 2024; 3,790 units are performance based and vest on December 31, 2025; 1,264 unites vest on March 10, 2024 and 2025; 1,263 units vest on March 10, 2026.

(5) 636 shares vest on March 9, 2024; 1,052 shares vest on each of March 15, 2024; 1,051 shares vest on March 15, 2025; 1,471 units are performance based and vest on December 31, 2025; 491 units vest on March 10, 2024 and 2025; 490 units vest on March 10, 2026.

(6) 636 shares vest on March 9, 2024; 1,052 shares vest on each of March 15, 2024; 1,051 shares vest on March 15, 2025; 1,479 units are performance based and vest on December 31, 2025; 493 units vest on March 10, 2024 and 2025; 494 units vest on March 10, 2026.

Non-Qualified Deferred Compensation

The Corporation maintains non-qualified deferred compensation plans for the benefit of the Executive Leadership Team, including a salary continuation plan (“SERP”) between the Bank and Ms. Baker, an Elective Deferred Compensation Plan available to members of the Executive Leadership Team and a Bank Contribution Deferred Compensation Agreement for Mr. Kauffman. Information regarding these arrangements is summarized in the following narrative.

Ms. Baker’s SERP was executed on January 29, 2019 and provides for certain payments to Ms. Baker following her normal retirement age (age 63) and continuing for 180 months and provides an annual benefit of $75,000. The agreement contains provisions for early termination, disability benefits, death benefits and payments on a change of control. The agreement also contains non–competition provisions that prohibit Ms. Baker from competing with the Corporation or the Bank within fifty (50) miles of the Bank’s registered office for a period of three (3) years following a termination of employment for any reason other than a change of control. Because payments due under the SERP vest gradually over a period of time, the SERP serves to encourage longevity with the Corporation and Bank.

The Elective Deferred Compensation Plan was adopted on February 20, 2019, to provide supplemental retirement benefits to a select group of management or highly compensated associates (“participants”). Participants may elect annually to defer a portion of base salary and/or cash bonus to be held in a deferral account and credited with interest at a rate of 50% of the Bank’s ROE for the immediately preceding calendar year. The plan is unfunded, and provides for distribution of benefits at normal retirement, as well as provisions for early termination, disability, death or specified change of control. Participant accounts are vested immediately; however, the Plan contains provisions related to termination for cause and non–competition. During 2023, Mr. Kauffman and Ms. Baker were the only NEOs who deferred compensation under the Elective Deferred Compensation plan.

A Bank Contribution Deferred Compensation Agreement was executed on February 21, 2019 between the Bank and Mr. Kauffman. Under the terms of this agreement, the Bank provided an initial contribution to Mr. Kauffman’s deferral account in the amount of $5,034, with additional monthly contributions totaling 15% of total annual base salary, plus interest credited at a rate of 75% of the Bank’s ROE from the immediately preceding calendar year. In July 2023, the Board of Directors approved increasing the monthly contribution amount from 15% to 18% of Mr. Kauffman’s total annual base salary.Mr. Kauffman’s agreement provides for distribution provisions as a result of normal retirement, early termination, disability, death, and specified change of control. The agreement further provides for forfeiture of non–distributed benefits, in the event that Mr. Kauffman violates the non–competition provisions of his Employment Agreement or of the Bank Contribution Deferred Compensation Agreement.

These deferred compensation arrangements, collectively, are intended to recognize the value of the executive’s services, as well as to encourage continued employment and incentivize achievement of corporate objectives.

Pay versus Performance Table

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(2)	Average Compensation Actually Paid to Non-PEO Named Executive Officers(2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income
2023	$1,089,862	$1,157,685	$513,882	$530,192	$147.51	$24,973,000
2022	990,702	1,020,455	451,958	465,068	109.60	20,092,000
2021	670,939	760,093	597,356	605,084	96.42	14,659,000

(1) PEO was Craig L. Kauffman for 2022 and Larry J. Miller for 2021, with all compensation numbers reflected as such.

(2) Non-PEO Named Executive Officers included: 2023 - Diane E. Baker and Amy L. Doll; 2022 - Larry D. Pickett, Diane E. Baker, Amy L. Doll, and Chad M. Clabaugh and 2021 - Larry D. Pickett, Craig L. Kauffman, Diane E. Baker, and Amy L. Doll.

	2023		2022		2021
Adjustments to Determine Compensation Actually Paid for PEO/Non-PEO	PEO	Non-PEO Average	PEO	Non-PEO Average	PEO	Non-PEO Average
Deduction for Amounts Reported under the “Stock Awards” Column in the SCT	(180,276)	(70,175)	(152,981)	(65,496)	(62,000)	(136,498)
Deduction for Amounts Reported under the “Option Awards” Column in the SCT	n/a	n/a	n/a	n/a	n/a	n/a
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	194,832	75,841	166,481	71,275	68,842	135,361
Increase for Fair Value of Awards Granted during year that Vest during year	-	-	-	-	71,714	-
Increase/deduction for Change in Fair Value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	33,062	5,204	9,235	4,197	-	1,989
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	5,093	2,283	2,009	941	10,598	5,423
Deduction of Fair Value of Awards Granted Prior to year that were Forfeited during year	-	-	-	-	-	-
Increase based on Dividends or Other Earnings Paid during year prior to Vesting Date of Award	15,112	3,158	5,009	2,193	-	1,454
Total Adjustments	67,823	16,311	29,753	13,110	89,154	7,729

Compensation Actually Paid vs. Net Income

Employment Agreement

The Corporation and the Bank have an employment agreement with Mr. Kauffman, the material terms of which are described below.

Craig L. Kauffman, President and Chief Executive Officer of the Corporation and the Bank. On August 6, 2018, the Corporation, the Bank and Mr. Kauffman entered into an employment agreement effective as of August 16, 2018. The agreement provided for an initial two (2) year term with automatic renewals on August 16 of each year for successive two (2) year terms, unless either the Corporation or Mr. Kauffman were to give written notice of non-renewal to the other party at least ninety (90) days prior to August 16 of any year, in which case the agreement will continue in effect for a term ending one (1) year from the annual renewal date immediately following such notice.

On September 14, 2021, the Corporation, the Bank and Mr. Kauffman entered into Amendment No. 1 to Mr. Kauffman’s employment agreement, effective October 1, 2021 (the “Amendment”) to reflect his appointment as President and Chief Executive Officer of the Corporation. The Amendment increased Mr. Kauffman’s base salary to $510,000 and increased the initial term of the employment agreement from two (2) to three (3) years.

The employment agreement provides that Mr. Kauffman may terminate his employment for “good reason” (as defined in the agreement) after notice to the Corporation or the Bank within ninety (90) days after the initial existence of a condition giving rise to the right to terminate and the failure of the Corporation or Bank to cure the situation within thirty (30) days after receipt of such notice.

The agreement also provides for a lump sum payment to Mr. Kauffman and certain benefit continuation if his employment is either terminated by the Corporation or the Bank without “cause” (as defined in the agreement), or if Mr. Kauffman voluntarily terminates his employment for “good reason” within two (2) years following a change of control (as defined in the agreement). If Mr. Kauffman’s employment is terminated for either reason within that time frame, he would be paid an amount equal to three (3) times the sum of: (A) his then current base salary and (B) the highest cash bonus paid to him with respect to one of the three (3) calendar years preceding the year of termination and his benefits will be continued for three (3) years from the date of termination. The agreement provides that the total payments due Mr. Kauffman in connection with a termination of employment following a change of control shall be reduced to avoid the imposition of an excise tax and loss of deductibility under Section 280G of the Code.

Absent a change of control, if Mr. Kauffman’s employment is terminated more than two (2) years after the date of the agreement, he would be paid an amount equal to his current annual base salary and his benefits would be continued for one (1) year from the date of termination.

The agreement also contains provisions intending that any payments to Mr. Kauffman comply with Section 409A of the Code.

Under the agreement, Mr. Kauffman also is subject to confidentiality obligations both during the period of his employment and following any termination of his employment. During the course of his employment with the Corporation and the Bank, and for a period of twelve (12) months following the termination of employment for any reason (whether such termination is voluntary or involuntary),

Mr. Kauffman is prohibited from contacting or soliciting or engaging in business with, or otherwise providing services to (either directly or indirectly), any of the Bank’s customers, vendors, suppliers and referral sources, and from recruiting or encouraging any associates of the Corporation or the Bank to terminate their relationships with the Corporation or the Bank or to seek employment with another entity. Mr. Kauffman’s agreement also provides that, during his employment and for a period of twelve (12) months after his employment terminates for any reason, he will not compete with the Corporation or the Bank, or provide assistance to any person engaged in either banking or lending or financial services or insurance business within a fifty (50) mile radius of any branch banking office of the Bank.

Change of Control Agreements

The Compensation Committee has expressed the belief that the NEOs and certain other associates of the Bank are largely responsible for building the Corporation into the successful enterprise that it is today, and that it is important to protect them in the event of a change of control.Further, it is the Committee’s belief that the shareholders will be best served if the interests of management are aligned with the interests of the shareholders.In that regard, the Committee is of the view that providing change of control benefits should also serve to eliminate, or reduce, the reluctance of management to pursue potential change of control transactions that may be in the best interests of the Corporation. Relative to the overall value of the Corporation, it is the Committee’s view that these potential change of control benefits are not substantial, and are based on industry practices.

Craig L. Kauffman: Change of control benefits for Mr. Kauffman are described above in the section describing his employment agreement.

Diane E. Baker and Amy L. Doll: The Corporation and the Bank entered into change of control agreements (the “Change of Control Agreement(s)”) with each of Ms. Baker and Ms. Doll in June 2016, (each of Ms. Baker and Ms. Doll being referred to below as the “Executive(s)”). Each of the Change of Control Agreements contains substantially similar terms and conditions as the others.

The Change of Control Agreements provide that the Executives are entitled to receive certain cash compensation and employee benefits in the event that their respective employment is terminated by the Corporation or Bank (or an acquirer or successor thereof) without “good cause” (as defined in the agreements) or, voluntarily by the Executive for “good reason” (as defined in the agreements) within two (2) years after the occurrence of a “change of control” (as defined in the agreements). If the Executive’s employment is terminated for either reason within that time frame, the Executive is entitled to be paid cash compensation in an amount equal to one (1) times the sum of the Executive’s highest annual base salary during one of the three immediately preceding calendar years, plus the Executive’s highest cash bonus earned during the same time period. Payment of this cash compensation is to be made in a single lump sum within ten (10) days after the employment ends. In addition, the Executive would be entitled to continue participation in the Bank’s employee benefit plans for a period of one (1) year, provided that if participation in any health, medical, life insurance or disability plan is barred, the Bank will be required to pay for an individual plan for the Executive, with substantially equivalent coverage.

The Change of Control Agreements provide that in the event the amounts and benefits payable to the Executives under the Change of Control Agreements resulting from a change of control, when added to all other benefits and amounts which may become payable to them in such a circumstance, are such that they become subject to Section 280G of the Code and, therefore, to the excise tax provisions of Section 4999 of the Code, then the Bank shall reduce the amounts payable to such Executives under the Change of Control Agreements so that the amounts payable under the Change of Control Agreements and any other agreements, plans or programs of the Bank shall be $1.00 less than the amount which would trigger the excise tax under Section 4999 of the Code and corresponding lack of deduction to the Corporation.

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Beneficial ownership of shares of the Common Stock is determined in accordance with SEC Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, in which the person has shares:

•Voting power, which includes power to vote or to direct the voting of the stock;

•Investment power, which includes the power to dispose or direct the disposition of the stock; or

•The right to acquire beneficial ownership within 60 days after December 31, 2023.

Beneficial Ownership of Principal Holders

The following table shows those persons or entities who owned of record or beneficially, on December 31, 2023, more than 5% of the Common Stock, based on filings with the Securities and Exchange Commission.

Name & Address	Amount & Nature of
of Beneficial Owner	Beneficial Ownership	Percent of Class
FJ Capital Management LLC	855,131(1)	8.87%
7901 Jones Branch Drive, Suite 210
McLean VA22102

Fourthstone LLC	690,849(2)	6.99%
575 Maryville Centre Drive, Suite 110
St Louis MO63141

BlackRock Inc	558,397(3)	5.80%
50 Hudson Yards
New York NY10001

The Vanguard Group	522,027(4)	5.42%
100 Vanguard Blvd
Malvern PA19355

(1) This information is based solely on Schedule 13G filed jointly by FJ Capital Management LLC, Financial Opportunity Fund LLC and Martin Freidman with the SEC on January 29, 2024, reporting ownership as of December 31, 2023.

(2) This information is based solely on Schedule 13G/A filed jointly by Fourthstone LLC, Fourthstone Master Opportunity Fund LTD, Fourthstone QP Opportunity Fund LP, Fourthstone Small-Cap Financials Fund LP, Fourthstone GP LLC and L. Phillip Stone IV with the SEC on February 14, 2024, reporting ownership as of December 31, 2023.

(3) This information is based solely on Schedule 13G filed by BlackRock Inc with the SEC on January 29, 2024, reporting ownership as of December 31, 2023

(4) This information is based solely on Schedule 13G filed by The Vanguard Group with the SEC on February 13, 2024, reporting ownership as of December 29, 2023.

BENEFICIAL OWNERSHIP OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth, as of the December 31, 2023, and from information supplied by the respective persons, the amount and the percentage, if over 1%, of the Common Stock beneficially owned by each director, each of the named executive officers and all executive officers and directors of the Corporation as a group.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors
Sarah M. Brown	7,298	*
Brian D. Brunner	48,056(2)	*
Keith M. Cenekofsky	4,947(3)	*
Scott V. Fainor	9,860(4)	*
John W. Giambalvo	47,985(5)	*
Craig L. Kauffman	43,164(6)	*
John E. Kiernan	3,261(7)	*
Kent K. Matsumoto	2,786(8)	*
J. Rodney Messick	8,965	*

Named Executive Officers
Diane E. Baker	37,890(9)	*
Amy L. Doll	29,472(10)	*

All Executive Officers and Directors as a Group	354,447	3.65%
(18 persons)

*Indicates beneficial ownership of less than 1%.

(1) Unless otherwise indicated, to the knowledge of the Corporation, all persons listed have sole voting and investment power with respect to their shares of Corporation common stock, except to the extent authority is shared by spouses under applicable law. Fractional shares beneficially owned by such individuals have been rounded down to the number of whole shares beneficially owned. Pursuant to SEC rules, the number of shares of common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of December 31, 2023 (“presently exercisable stock options”).

(2) Includes 40,920 shares held jointly with Mr. Brunner’s spouse.

(3) Includes 3,653 shares held in Mr. Cenekofsky’s IRA.

(4) Includes 5,000 shares held jointly with Mr. Fainor’s spouse and 3,599 shares held in Mr. Fainor’s IRA.

(5) Includes 6,037 shares held in a profit sharing plan for his benefit.

(6) Includes 6,376 shares of unvested restricted stock and 20,997 shares held in Mr. Kauffman’s IRA.

(7) Includes 2,000 shares held in Mr. Kiernan’s IRA.

(8) Includes 1,492 shares held jointly with Mr. Matsumoto’s spouse.

(9) Includes 2,919 shares of unvested restricted stock and 14,789 shares issuable pursuant to presently exercisable stock options.

(10) Includes 2,919 shares of unvested restricted stock and 17,160 shares issuable pursuant to presently exercisable stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Some of the directors and executive officers of the Corporation and the Bank, and/or the companies with which they are associated, were clients of and had banking transactions with the Bank during 2023. All loans and loan commitments made to them and their immediate family members and to their companies were made in the ordinary course of business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other clients of the Bank, and did not involve more than a normal risk of collectability or present other unfavorable features. The principal loan balance outstanding for these persons and/or companies on December 31, 2023, was approximately $12,803,000, which did not include unfunded commitments of approximately $1,300,000. The Bank anticipates that it will enter into similar transactions in the future.

Ms. Sarah M. Brown, who is a member of the Board, is the President and CEO of Keller Agency, Inc. t/a Keller-Brown Insurance Services, an insurance agency headquartered in York, Pennsylvania. Keller-Brown Insurance Services is the property and casualty insurance agent for the Corporation and the Bank. During 2023, the Corporation paid $648,280 in insurance policy premiums to Keller-Brown Insurance Services. Keller-Brown Insurance Services, as part of its normal course of business as an insurance agency, collects the premiums from the Corporation and remits the bulk of the premiums to the insurance companies to cover the cost of insurance coverage. Of the premiums received, Keller-Brown Insurance Services retained $85,394 as commission payable by the insurance companies to Keller-Brown Insurance Services.

The Board has determined that all nine (9) directors, other than the President and Chief Executive Officer, are independent in accordance with the independence standards of the NASDAQ Stock Market.

In determining the directors’ independence, among other things, the Board considered each director’s beneficial ownership of the Corporation’s Common Stock and loan transactions between the Corporation’s wholly owned bank subsidiary, PeoplesBank, and the directors, their family members and businesses with whom they are associated, as well as any contributions made by the Bank to non-profit organizations with whom such persons are associated. In each case, the Board determined that none of these transactions impaired the independence of the director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and shareholders who beneficially own more than 10% of the Corporation’s outstanding common stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission, and deliver a copy of such reports to the Corporation. Based on a review of copies of the reports we received, and on the statements of the reporting persons, we believe that all Section 16(a) filing requirements were complied with in a timely fashion during 2023, except for the following: Director Brunner made a late filing on May 22, 2023, related to the acquisition of common stock. The late filings were due to administrative oversight.

Item 14:Principal accounting fees and services

Fees of Independent Public Accountants

Aggregate fees billed to the Corporation by Crowe for services rendered for 2023 and 2022, respectively are presented below:

	Year Ended December 31,
	2023	2022
Audit Fees	$445,000	$302,500
Audit Related Fees	0	9,800
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$445,000	$312,300

Audit fees include professional services rendered for the audit of the Corporation’s annual consolidated financial statements included in Form 10-K and review of consolidated financial statements included in Form 10-Q and services normally provided in connection with statutory and regulatory filings, and services provided in connection with the HUD audit, including out-of-pocket expenses. These fees also include an audit of internal controls in accordance with the Federal Deposit Insurance Corporation Improvement Act.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of particular services on a case-by-case basis. The Audit Committee approved all fees during 2023 and 2022.

The Audit Committee has considered Crowe’s provision of non-audit services and determined that such services are compatible with maintaining Crowe’s independence.

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

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Required financial statement schedules are omitted.This information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3.Exhibits filed as part of 10-K pursuant to Item 601 of Regulation S-K.

See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Craig L. Kauffman
Craig L. Kauffman,	Date: March 12, 2024
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Craig L. Kauffman	President, Chief Executive Officer,	3/12/2024
Craig L. Kauffman	And Director
(Principal Executive Officer)

/s/ J. Rodney Messick	Chair of the Board of Directors	3/12/2024
J. Rodney Messick

/s/ Brian D. Brunner	Vice-Chair of the Board of Directors	3/12/2024
Brian D. Brunner

/s/ Sarah M. Brown	Director	3/12/2024
Sarah M. Brown

/s/ Keith Cenekofsky	Director	3/12/2024
Keith Cenekofsky, CPA

/s/ Scott V. Fainor	Director	3/12/2024
Scott V. Fainor

/s/ John W. Giambalvo, Esq.	Director	3/12/2024
John W. Giambalvo, Esq.

/s/ John E. Kiernan, Esq.	Director	3/12/2024
John E. Kiernan, Esq.

/s/ Kent K. Matsumoto, Esq.	Director	3/12/2024
Kent K. Matsumoto, Esq.

/s/ Larry D. Pickett	Treasurer	3/12/2024
Larry D. Pickett
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2018 filed with the Commission on August 6, 2018)
3.2	Amended By-laws - filed herewith
4.(vi)	Description of registrant’s securities (Incorporated by reference to Exhibit 4.(vi) of the Registrant’s Annual Report on Form 10-K for December 31, 2019, filed with the Commission on March 11, 2020)
4.1

Form of 4.50% Fixed-to-Floating Rate Subordinated Notes due 2030 of Codorus Valley Bancorp, Inc.(Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 10, 2020)

10.1

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry D. Pickett, dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2018)*

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

10.20	2017 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 10-K, filed with the Commission on March 14, 2023)
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
101

Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

**Portions of this exhibit which are not material have been omitted because they would likely cause competitive harm to the registrant if publicly disclosed.