Form 10-K/A
period 2023-12-31
CODORUS VALLEY BANCORP INC
filed 2024-03-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-K/A

(Amendment No. 1)

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

Auditor Name: Crowe LLP   Auditor Location: Columbus, OH  Auditor Firm ID: PCAOB 173

EXPLANATORY NOTE

Codorus Valley Bancorp, Inc. (the “Corporation”) is filing this Annual Report on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to correct the Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 (the “Original Report”). This Amendment is being filed to include (i) “Item 1.C. Cybersecurity” to Part I of the Form 10-K/A and (ii) “Exhibit 97, Compensation Recovery (Clawback) Policy)” to Item 15. Exhibits to Part IV of the Form 10-K/A, which were previously omitted from the Original Report.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications of the Corporation’s principal executive officer and principal financial officer on Exhibits 31.1 and 31.2 as of the date of this Amendment. However, because no financial statements have been included in this Amendment and the Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not affect any other portion of the Original Report. Additionally, except as specifically referenced herein, this Amendment does not reflect any event after March 12, 2024, the filing date of the Original Report.

PART I

Item 1.C. Cybersecurity

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

Processes for Assessing, Identifying and Managing Cybersecurity Risks

The Corporation maintains a comprehensive approach to cybersecurity risks, deploying a multi-layered program with a focus on risk assessment and management. The aim is to identify cybersecurity risks, deploy appropriate means of preventing and/or detecting intrusions; mitigating potential harm and remediating the effects if a breach were to occur.

Deterrence/Detection

A number of means are used to deter and detect cyber-activity as well as to detect cybersecurity vulnerabilities, including, among others, use of periodic comprehensive risk assessments; technologies and systems that monitor network activity and alert for suspicious or anomalous activity; vulnerability and patch management programs; multi-factor authentication; proactive access management; mobile device management; and annual network security penetration testing by a third-party vendor which serves as a basis for the Corporation to enhance its own capabilities with respect to the deterrence and detection of cyber-activity and detection of cybersecurity vulnerabilities.

Mitigation/Remediation

Risk mitigation and remediation are additional means of managing cybersecurity risk in the Corporation’s multi-layered approach. Security awareness training is provided to all of the Corporation’s associates throughout each year, as well as phishing exercises, which are performed on a regular schedule. In addition, the Information Security Officer organizes and conducts an annual Tabletop Cybersecurity exercise in which a mock cybersecurity incident scenario is presented to a selected group of the Corporation’s associates with the aim of providing enhanced training for relevant individuals to learn the proper actions to take in such a situation. This exercise is used to operationalize the Corporation’s Information Security Policies, Business Continuity Plan and Incident Response Plan, and to sensitize the participants to the latest cyber threat schemes and actors.

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

PART IV

Item 15: Exhibits and financial statement schedules

(a)Documents filed as part of this Form 10-K/A.

1.Financial Statements

The following consolidated statements of Codorus Valley Bancorp, Inc. were included in Part II, Item 8 of the Original Report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Required financial statement schedules are omitted. This information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto in the Original Report.

3.Exhibits filed as part of 10-K/A pursuant to Item 601 of Regulation S-K.

See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Craig L. Kauffman
Date: March 14, 2024	Craig L. Kauffman,
President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2018 filed with the Commission on August 6, 2018)
3.2	Amended By-laws – filed with Original Report
4.(vi)	Description of registrant’s securities (Incorporated by reference to Exhibit 4.(vi) of the Registrant’s Annual Report on Form 10-K for December 31, 2019, filed with the Commission on March 11, 2020)
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

10.10	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *
10.11	2007 Employee Stock Purchase Plan (Incorporated by reference to Registration Statement No. 333-266222 on Form S-8, filed with the Commission on July 19, 2022) *
10.12	Executive Incentive Plan* – filed with Original Report**
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

14	Code of Ethics, dated March 13, 2018 (incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2019)
21	List of subsidiaries of Codorus Valley Bancorp, Inc. – filed with Original Report
23	Consent of Independent Registered Public Accounting Firm – filed with Original Report
24	Power of Attorney – filed with Original Report
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed with Original Report
97	Compensation Recovery Policy (Clawback Policy) – filed herewith

101

Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements – filed with Original Report.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

**Portions of this exhibit which are not material have been omitted because they would likely cause competitive harm to the registrant if publicly disclosed.