Form 10-Q
period 2024-03-31
CODORUS VALLEY BANCORP INC
filed 2024-05-06
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 30, 2024 there were 9,662,378 shares of common stock, par value $2.50, outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2024	2023
Assets
Interest bearing deposits with banks	$11,128	$10,882
Cash and due from banks	15,534	22,809
Total cash and cash equivalents	26,662	33,691
Securities, available-for-sale, at fair value (amortized cost $382,516 at March 31, 2024
and $390,397 at December 31, 2023, respectively)	339,495	349,767
Restricted investment in bank stocks, at cost	3,186	3,146
Loans held for sale	958	822
Loans (net of deferred fees of $3,636 - 2024 and $3,752 - 2023)	1,739,269	1,705,608
Less-allowance for credit losses	(21,645)	(20,506)
Net loans	1,717,624	1,685,102
Premises and equipment, net	19,090	19,563
Operating leases right-of-use assets	2,591	2,746
Goodwill	2,301	2,301
Other assets	96,686	97,660
Total assets	$2,208,593	$2,194,798

Liabilities
Deposits
Noninterest bearing	$365,358	$379,288
Interest bearing	1,549,705	1,494,054
Total deposits	1,915,063	1,873,342
Short-term borrowings	30,314	56,541
Long-term debt and junior subordinated debt	11,513	11,520
Subordinated notes - face amount $31,000 (less discount and debt
issuance cost of $135 at March 31, 2024 and $155 at December 31, 2023)	30,865	30,845
Operating leases liabilities	2,687	2,848
Allowance for credit losses on off-balance sheet credit exposures	1,503	2,278
Other liabilities	15,654	17,819
Total liabilities	2,007,599	1,995,193

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at March 31, 2024 and 0 at December 31, 2023	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,883,660 at March 31, 2024 and December 31, 2023;
and shares outstanding: 9,662,378 at March 31, 2024 and 9,642,851 at December 31, 2023	24,709	24,709
Additional paid-in capital	142,816	142,633
Retained earnings	71,249	68,633
Accumulated other comprehensive loss	(32,911)	(31,082)
Treasury stock shares outstanding, at cost: 221,282 shares at March 31, 2024
and 240,809 at December 31, 2023	(4,869)	(5,288)
Total shareholders' equity	200,994	199,605
Total liabilities and shareholders' equity	$2,208,593	$2,194,798

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2024	2023
Interest income
Loans, including fees	$26,855	$23,034
Investment securities:
Taxable	2,651	2,457
Tax-exempt	109	101
Dividends	74	17
Other	155	684
Total interest income	29,844	26,293
Interest expense
Deposits	10,738	5,137
Federal funds purchased and other short-term borrowings	878	38
Long-term debt and junior subordinated debt	217	194
Subordinated notes	369	369
Total interest expense	12,202	5,738
Net interest income	17,642	20,555
Provision for credit losses - loans	891	492
(Recovery of) provision for credit losses - unfunded commitments	(775)	246
Net interest income after provision for credit losses	17,526	19,817

Noninterest income
Trust and investment services fees	1,421	1,202
Income from mutual fund, annuity and insurance sales	314	369
Service charges on deposit accounts	1,455	1,485
Income from bank owned life insurance	414	322
Other income	467	862
Gain on sales of loans held for sale	105	10
Gain on sales of assets held for sale	0	118
Loss on sales of securities	0	(388)
Total noninterest income	4,176	3,980

Noninterest expense
Personnel	9,879	9,042
Occupancy of premises, net	894	978
Furniture and equipment	828	838
Professional and legal	283	467
Marketing	312	276
FDIC insurance	246	250
Debit card processing	470	478
External data processing	1,111	1,010
Merger related expenses	118	0
Committee & director fees	320	358
PA shares tax	363	343
Impaired (recovery of) loan carrying costs	74	(98)
Other	1,363	869
Total noninterest expense	16,261	14,811
Income before income taxes	5,441	8,986
Provision for income taxes	1,186	1,994
Net income	$4,255	$6,992
Net income per share, basic	$0.44	$0.73
Net income per share, diluted	$0.44	$0.73

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Net income	$4,255	$6,992
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($562) and $1,083, respectively)	(1,829)	3,526
Reclassification adjustment for losses included in net income
(net of tax benefit of $0 and $91, respectively) (a) (b)	0	297
Net unrealized (loss) gain	(1,829)	3,823
Comprehensive income	$2,426	$10,815

(a)Amounts are included in net gain (loss) on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision (benefit) for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$4,255	$6,992
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/software amortization	588	585
Net accretion income	(137)	(66)
Net change in operating lease liabilities	(161)	(145)
(Recovery of) provision for credit losses on off-balance sheet credit exposures	(775)	246
Provision for credit losses on loans	891	492
Deferred income tax expense	0	(667)
Increase in bank owned life insurance	(414)	(322)
Originations of loans held for sale	(3,996)	(277)
Proceeds from sales of loans held for sale	4,108	442
Gain on sales of loans held for sale	(105)	(10)
Gain on disposal of premises and equipment	0	(118)
Loss on sales of securities, available-for-sale	0	388
Stock-based compensation	655	454
(Increase) decrease in interest receivable	(380)	316
Decrease (increase) in other assets	2,363	(1,455)
Increase in interest payable	634	609
Decrease in other liabilities	(2,022)	(2,762)
Net cash provided by operating activities	5,504	4,702
Cash flows from investing activities
Purchases of securities, available-for-sale	(744)	(12,247)
Maturities, repayments and calls of securities, available-for-sale	8,581	8,113
Sales of securities, available-for-sale	0	4,253
Purchase of restricted investment in bank stock	(2,080)	(2,000)
Redemption of restricted investment in bank stock	2,040	0
Net increase in loans made to customers	(34,637)	(15,710)
Proceeds from sale of commercial loans held for sale	640	1,336
Purchases of premises and equipment	(127)	(757)
Proceeds from sale of fixed assets	0	685
Net cash used in investing activities	(26,327)	(16,327)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	2,017	(73,823)
Net increase in time deposits	39,704	19,989
Net (decrease) increase in short-term borrowings	(26,227)	49,766
Net change in finance lease liabilities	(8)	(7)
Cash dividends paid to shareholders	(1,639)	(1,533)
Payment of taxes related to stock withheld	(197)	(139)
Treasury stock reissued	620	475
Proceeds from issuance of stock, net	(476)	(277)
Net cash provided by (used in) financing activities	13,794	(5,549)
Net decrease in cash and cash equivalents	(7,029)	(17,174)
Cash and cash equivalents at beginning of year	33,691	120,439
Cash and cash equivalents at end of period	$26,662	$103,265

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2024	$24,709	$142,633	$68,633	$(31,082)	$(5,288)	$199,605
Net income			4,255			4,255
Other comprehensive loss, net of tax				(1,829)		(1,829)
Cash dividends ($0.17 per share)			(1,639)			(1,639)
Stock-based compensation		655				655
Forfeiture of restricted stock and withheld shares - 8,734 shares					(197)	(197)
Issuance and reissuance of stock:
6,472 shares under the dividend reinvestment and stock purchase plan		11			136	147
(182) shares under employee stock purchase plan		1			(4)	(3)
21,971 shares of stock-based compensation awards		(484)			484	0
Balance, March 31, 2024	$24,709	$142,816	$71,249	$(32,911)	$(4,869)	$200,994
Balance, January 1, 2023	$24,709	$141,896	$52,146	$(34,764)	$(6,687)	$177,300
Cumulative change in adoption of accounting principle ASC 326 as discussed in Note 1			(2,149)			(2,149)
Balance, January 1, 2023 (as adjusted for change in accounting principle)	$24,709	$141,896	$49,997	$(34,764)	$(6,687)	$175,151
Net income			6,992			6,992
Other comprehensive income, net of tax				3,823		3,823
Cash dividends ($0.16 per share)			(1,533)			(1,533)
Stock-based compensation		454				454
Forfeiture of restricted stock and withheld shares - 8,039 shares		25			(164)	(139)
Issuance and reissuance of stock:
6,079 shares under the dividend reinvestment and stock purchase plan		15			137	152
3,131 shares under the employee stock option plan		(25)			71	46
11,816 shares of stock-based compensation awards		(267)			267	0
Balance, March 31, 2023	$24,709	$142,098	$55,456	$(30,941)	$(6,376)	$184,946

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2023 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of March 31, 2024, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended March 31, 2024. The accounts of CVB Statutory Trust No. I and No. II are not included in the consolidated financial statements as discussed in Note 6—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2024 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Agreement and Plan of Merger with Orrstown Financial Services, Inc.

On December 12, 2023, Codorus Valley Bancorp, Inc. and Orrstown Financial Services, Inc., a Pennsylvania corporation (“Orrstown”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Codorus Valley Bancorp, Inc. will be merged with and into Orrstown, with Orrstown as the surviving corporation (the “Merger”). Promptly following the Merger, PeoplesBank will be merged with and into Orrstown Bank, a Pennsylvania chartered bank,, which is the wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank (the “Bank Merger”). The Merger and the Bank Merger are collectively referred to as the “pending Merger.”

The pending Merger has been approved by the board of directors of Codorus Valley Bancorp, Inc. and Orrstown and is expected to close in the third quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Orrstown and Codorus Valley shareholders. Upon completion of the pending Merger, Orrstown shareholders are expected to own approximately 56% of the outstanding shares of the combined company and Codorus Valley shareholders are expected to own approximately 44% of the outstanding shares of the combined company. A copy of the Merger Agreement is included as Exhibit 2.1 to the Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Securities and Exchange Commission on December 12, 2023.

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

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities, which totaled $1,600,000 as of March 31, 2024, is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable totaled $6,800,000 at March 31, 2024 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The loans receivable portfolio is disaggregated into segments. The segments include commercial, commercial real estate – construction, commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate – construction, residential real estate – revolving, residential real estate – multi family, residential real estate - other, and consumer loans.

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

Commercial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest-rated borrowers, most of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a considerable number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans present credit exposure to the Corporation, as they are more susceptible to risk of loss during a downturn in the economy as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. The Corporation’s underwriting standards are developed to mitigate this risk. The underwriting process includes evaluating the creditworthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers is typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.

Commercial Real Estate includes commercial construction loans along with owner and non-owner occupied commercial real estate loans. Commercial construction loans include multi-family construction loans commercial and land development loans. The risk of loss on these loans is dependent on the Corporation’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition, and real estate market conditions, which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Corporation must rely upon other repayment sources, if any, including the guarantors of the project or other collateral securing the loan. Non-owner occupied commercial real estate present a different credit risk to the Corporation than owner occupied commercial real estate loans, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirements and operating expenses. Lower occupancy or lease rates may result in reduction in cash flows, which hinders the ability of the borrower to meet debt service requirements and may result in lower collateral values. The Corporation recognizes that greater risk is inherent in these credit relationships compared to owner occupied loans that are generally dependent upon the successful operation of the borrower’s business, with the cash flows generated from the business being the primary source of repayment of the loan. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be negatively impacted.

Residential Real Estate includes construction loans for single family housing units, revolving lines secured by 1-4 housing units, loans for multi-family units and fixed-rate and adjustable-rate loans with 1-4 owner occupied family residential housing securing the loans. The risk of loss on construction loans is largely dependent on the Corporation’s ability to assess the property’s value at the completion of the project, which should exceed the property’s construction costs, construction management, including timely completion of the unit. Revolving residential home equity loans, including term loans and lines of credit, present a slightly higher risk to the Corporation than 1-4 family first liens, as these loans can be first or second liens on 1-4 family owner occupied residential property, but can have loan-to-value ratios of no greater than 90% of the value of the real estate taken as collateral. The creditworthiness of the borrower is also considered, including credit scores and debt-to-income ratios. Multi-family residential contain multiple separate housing units for residential inhabitants in several buildings or within one complex. High interest rates, fluctuations in rental demand, lacking property management and maintenance can impact the borrower’s ability to repay the loan. Fixed-rate and adjustable-rate loans with 1-4 owner occupied family residential housing risk exposure is minimized through the evaluation of the creditworthiness of the borrower, including credit scores and debt-to-income ratios, and underwriting standards, which limit the loan-to-value ratio to generally no more than 80% upon loan origination, unless the borrower obtains private mortgage insurance.

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

The Corporation measures the allowance for credit losses using the following methods.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or fair value. There were no bank premises and equipment designated as held for sale as of March 31, 2024 or December 31, 2023.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for credit losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest income or expense. At March 31, 2024 there was $408,000 of foreclosed real estate compared to $383,000 at December 31, 2023. As of March 31, 2024, there was $39,000 consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction, compared to $133,000 as of December 31, 2023.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) associated with sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. An independent third party firm calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At March 31, 2024, the balance of residential mortgage loans serviced for third parties was $50,246,000 compared to $51,069,000 at December 31, 2023.

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Amortized cost:
Balance at beginning of period	$227	$279
Amortization expense	(9)	(21)
Balance at end of period	$218	$258

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

Per Share Data

The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2024	2023
Net income	$4,255	$6,992

Weighted average shares outstanding (basic)	9,649	9,585
Effect of dilutive stock options	21	27
Weighted average shares outstanding (diluted)	9,670	9,612

Basic earnings per share	$0.44	$0.73
Diluted earnings per share	$0.44	$0.73

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Cash paid during the period for:
Income taxes	$250	$3,930
Interest	$11,568	$5,129

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$25	$0
Transfer of loans to held for sale	$783	$2,018

Recent Accounting Pronouncements

Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280).This standard issues the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. This standard is not expected to have a material impact on the Corporation’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This standard sets forth additional disclosures associated with the rate reconciliation, with different categories having varying degrees of qualitative and/or quantitative disclosures. This standard is being evaluated and is not expected to have material impact on the Corporation’s consolidated financial statements.

Note 2 – Securities

A summary of securities available-for-sale at March 31, 2024 and December 31, 2023 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof, investments in the obligations of states and municipalities and selected corporate securities, including subordinated debt. At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the US Government and its agencies, in an amount greater than 10% of shareholders’ equity.

	Amortized	Allowance for	Gross Unrealized		Fair
(dollars in thousands)	Cost	Credit Losses	Gains	Losses	Value
March 31, 2024
Debt securities:
U.S. Treasury notes	$19,883	$0	$0	$(337)	$19,546
U.S. agency	13,875	0	0	(1,196)	12,679
U.S. agency mortgage-backed, residential	276,260	0	155	(31,620)	244,795
State and municipal	35,302	0	27	(4,961)	30,368
Corporates	37,196	0	33	(5,122)	32,107
Total debt securities	$382,516	$0	$215	$(43,236)	$339,495

December 31, 2023
Debt securities:
U.S. Treasury notes	$19,843	$0	$0	$(369)	$19,474
U.S. agency	13,953	0	0	(1,116)	12,837
U.S. agency mortgage-backed, residential	283,058	0	342	(29,121)	254,279
State and municipal	35,351	0	53	(4,732)	30,672
Corporates	38,192	0	1	(5,688)	32,505
Total debt securities	$390,397	$0	$396	$(41,026)	$349,767

The proceeds from sales of securities and the associated gains and losses are listed below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Proceeds	$0	$4,253
Gross gains	0	0
Gross losses	0	(388)
Tax benefit	0	81

The amortized cost and estimated fair value of debt securities at March 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$18,549	$18,258
Due after one year through five years	105,899	99,048
Due after five years through ten years	215,655	186,226
Due after ten years	42,413	35,963
Total debt securities	$382,516	$339,495

Investment securities having a carrying value of $204,019,000 and $214,547,000 on March 31, 2024 and December 31, 2023, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, at March 31, 2024 and December 31, 2023.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2024
Debt securities:
U.S. Treasury notes	0	$0	$0	4	$19,546	$(337)	4	$19,546	$(337)
U.S. agency	2	1,115	(10)	10	11,564	(1,186)	12	12,679	(1,196)
U.S. agency mortgage-backed, residential	25	18,515	(119)	216	212,304	(31,501)	241	230,819	(31,620)
State and municipal	4	1,532	(11)	33	26,005	(4,950)	37	27,537	(4,961)
Corporates	1	1,358	(144)	29	29,222	(4,978)	30	30,580	(5,122)
Total	32	$22,520	$(284)	292	$298,641	$(42,952)	324	$321,161	$(43,236)
December 31, 2023
Debt securities:
U.S. Treasury notes	0	$0	$0	4	$19,474	$(369)	4	$19,474	$(369)
U.S. agency	2	$1,192	$(11)	10	$11,645	$(1,105)	12	$12,837	$(1,116)
U.S. agency mortgage-backed, residential	14	12,996	(101)	208	211,658	(29,020)	222	224,654	(29,121)
State and municipal	2	634	(23)	32	25,907	(4,709)	34	26,541	(4,732)
Corporates	1	1,261	(239)	31	30,751	(5,449)	32	32,012	(5,688)
Total	19	$16,083	$(374)	285	$299,435	$(40,652)	304	$315,518	$(41,026)

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

As of March 31, 2024, the Corporation’s security portfolio consisted of 349 securities, 324 of which were in an unrealized loss position. Through March 31, 2024 the Corporation has collected all interest and principal on its investment securities as scheduled. The majority of the unrealized losses are related to the Corporation’s mortgage-backed securities, as discussed below:

Mortgage-Backed Securities

At March 31, 2024, 100% of the mortgage-backed securities held by the Corporation were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to have credit impairment at March 31, 2024.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2024 and December 31, 2023, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2024 and 2023. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2024 and 2023.

Note 4—Loans and Allowance for Credit Losses

The Corporation uses a lifetime expected loss model referred to as the current expected credit loss (CECL) methodology. The Corporation segments the loan portfolio based on collateral using federal call code targeting similar risk characteristics. Management selected national civilian unemployment rates, housing price index and real gross domestic product (GDP) as the drivers of the quantitative portion of the collectively evaluated reserves. These third party supplied economic driver forecasts are updated within the model quarterly to calculate expected life and related loan default rates.

Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the quantitative calculations for the allowance for credit losses (ACL). Loans that are individually evaluated under CECL will include loans in nonaccrual status and may include accruing loans that do not share similar risk characteristics within the evaluation. All individually evaluated loans in the current period were in nonaccrual status.

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

The qualitative adjustments and projected impact are reviewed and considered by the Corporation’s Chief Credit Officer in discussion with the appropriate finance and executive personnel. For the quarter ending March 31, 2024, the quantitative allowance was positively impacted by forecasted improvements in the macroeconomic conditions such as national civilian unemployment rates and GDP. While these changes project an improvement in credit conditions, potential declines in commercial real estate prices continued to support added risk to the portfolio. This results in a continuation of the higher level of qualitative loss related to changes in national, regional and local conditions along with changes in the value of underlying collateral for commercial real estate loans. This higher-level risk will continue to be monitored and would expect to remain until forecasts for the unemployment rate and GDP again align with projections for commercial real estate pricing. While other areas of risk beyond the quantitative risk have been identified within the model, no additional changes were considered warranted in the allocated reserve ratios.

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2024 and December 31, 2023. The portfolio is comprised of nine segments, commercial, commercial real estate construction, commercial real estate owner occupied, commercial real estate non-owner occupied, residential real estate construction, residential real estate revolving, residential real estate multi family, residential real estate other and consumer as presented in the table below. Certain portfolio segments are further disaggregated for the purpose of estimating credit losses. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2024	Loans	2023	Loans
Commercial loans	$170,319	9.8	$154,189	9.0
Commercial real estate:
Construction	181,107	10.4	178,756	10.5
Owner occupied	353,133	20.3	355,236	20.8
Non-owner occupied	472,560	27.2	455,171	26.7
Residential real estate:
Construction	28,239	1.6	27,383	1.6
Revolving	103,614	6.0	107,968	6.3
Multi family	128,918	7.4	130,666	7.7
Other	289,180	16.6	283,387	16.6
Consumer	12,199	0.7	12,852	0.8
Gross Loans	1,739,269	100.0	1,705,608	100.0
Less: Allowance for credit losses	21,645		20,506
Net Loans	$1,717,624		$1,685,102

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

The following tables presents the activity in the allowance for credit losses by segment as of and for the three months ended March 31 2024 and March 31, 2023.

(dollars in thousands)	Balance, January 1, 2024	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, March 31, 2024

Commercial loans	$2,254	$938	$(56)	$356	$3,492
Commercial real estate:
Construction	3,658	(596)	0	0	3,062
Owner occupied	4,096	36	(66)	0	4,066
Non-owner occupied	6,279	32	0	0	6,311
Residential real estate:
Construction	82	9	(11)	0	80
Revolving	475	(123)	0	3	355
Multi family	1,519	251	0	0	1,770
Other	1,986	403	(62)	64	2,391
Consumer	157	(59)	(9)	29	118
Total	$20,506	$891	$(204)	$452	$21,645

(dollars in thousands)	Balance, January 1, 2023	Impact of adopting ASC 326	Provision for credit losses	Loan charge-offs	Loan recoveries	Balance, March 31, 2023

Commercial loans	$4,783	$(235)	$(904)	$(64)	$116	$3,697
Commercial real estate:
Construction	1,829	1,121	590	0	0	3,539
Owner occupied	4,341	(69)	333	(683)	33	3,956
Non-owner occupied	6,387	(468)	249	0	0	6,168
Residential real estate:
Construction	230	(144)	(6)	0	0	79
Revolving	417	192	58	(27)	0	641
Multi family	1,205	194	25	0	0	1,424
Other	1,511	169	167	0	13	1,859
Consumer	33	167	(20)	(4)	5	181
Total	$20,736	$927	$492	$(778)	$167	$21,544

Non-accrual Loans

The table below presents a summary of non-accrual loans at March 31, 2024, March 31, 2023 and December 31, 2023. An allowance is established for those individual loans where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, individually evaluated consumer related loans are partially or fully charged-off eliminating the need for specific allowance. Interest income on loans with no related allowance is the result of interest collected on a cash basis.

	With a	Without a	Related	Interest Income
(dollars in thousands)	Related Allowance	Related Allowance	Allowance	Three months ended
March 31, 2024
Commercial loans	$3,010	$150	$1,753	$175
Commercial real estate:
Construction	0	35	0	0
Owner occupied	733	613	115	0
Non-owner occupied	0	155	0	4
Residential real estate:
Construction	0	264	0	0
Revolving	0	474	0	2
Multi family	0	0	0	0
Other	0	1,542	0	0
Consumer	0	0	0	0
Total	$3,743	$3,233	$1,868	$181

March 31, 2023
Commercial loans	$1,854	$2,910	$1,629	$245
Commercial real estate:
Construction	0	0	0	107
Owner occupied	0	2,241	0	42
Non-owner occupied	0	0	0	0
Residential real estate:
Construction	0	282	0	0
Revolving	209	428	152	7
Multi family	0	0	0	0
Other	0	710	0	0
Consumer	0	0	0	0
Total	$2,063	$6,571	$1,781	$401

December 31, 2023
Commercial loans	$1,000	$513	$500	$663
Commercial real estate:
Construction	0	38	0	107
Owner occupied	463	0	56	401
Non-owner occupied	0	205	0	0
Residential real estate:
Construction	0	0	0	36
Revolving	0	439	0	35
Multi family	0	0	0	0
Other	0	951	0	38
Consumer	0	0	0	0
Total	$1,463	$2,146	$556	$1,280

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

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
							Revolving Loans	converted to Term
							Amortized Cost	Loans Amortized
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Basis	Cost Basis	Total
Commercial loans
Pass	$15,381	$18,394	$39,744	$11,115	$3,737	$18,563	$50,399	$0	$157,333
Special Mention	0	1,669	59	145	0	502	591	0	2,966
Substandard	0	0	391	2,364	0	959	3,146	0	6,860
Nonaccrual	0	0	0	258	0	1,040	1,862	0	3,160
Total	15,381	20,063	40,194	13,882	3,737	21,064	55,998	0	170,319
Gross write-offs	0	(8)	(12)	0	0	0	(36)	0	(56)

Commercial real estate:
Construction
Pass	$9,449	$57,045	$55,381	$20,535	$11,720	$15,713	$6,707	$0	$176,550
Special Mention	0	0	3,259	0	0	0	0	0	3,259
Substandard	0	0	596	0	667	0	0	0	1,263
Nonaccrual	0	0	0	0	0	35	0	0	35
Total	9,449	57,045	59,236	20,535	12,387	15,748	6,707	0	181,107
Gross write-offs	0	0	0	0	0	0	0	0	0

Owner occupied
Pass	$2,029	$41,133	$58,604	$75,779	$23,207	$117,929	$17,318	$0	$335,999
Special Mention	0	950	0	0	0	3,187	0	0	4,137
Substandard	0	237	599	1,371	2,482	6,083	879	0	11,651
Nonaccrual	0	0	0	0	779	484	83	0	1,346
Total	2,029	42,320	59,203	77,150	26,468	127,683	18,280	0	353,133
Gross write-offs	0	0	0	0	0	0	(66)	0	(66)

Non-owner occupied
Pass	$12,532	$36,981	$135,945	$110,661	$52,840	$109,877	$1,595	$0	$460,431
Special Mention	0	0	0	0	9,921	0	0	0	9,921
Substandard	0	0	0	1,181	0	872	0	0	2,053
Nonaccrual	0	0	0	0	0	155	0	0	155
Total	12,532	36,981	135,945	111,842	62,761	110,904	1,595	0	472,560
Gross write-offs	0	0	0	0	0	0	0	0	0

Residential real estate:
Construction
Pass	$1,257	$15,641	$5,493	$1,216	$958	$1,528	$1,882	$0	$27,975
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0

Nonaccrual	0	0	0	0	0	264	0	0	264
Total	1,257	15,641	5,493	1,216	958	1,792	1,882	0	28,239
Gross write-offs	0	0	0	0	0	(11)	0	0	(11)

Revolving
Pass	$821	$10,405	$15,136	$990	$304	$2,380	$72,806	$0	$102,842
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	298	0	298
Nonaccrual	71	0	34	0	0	0	369	0	474
Total	892	10,405	15,170	990	304	2,380	73,473	0	103,614
Gross write-offs	0	0	0	0	0	0	0	0	0

Multi family
Pass	$0	$5,989	$34,265	$33,091	$19,344	$31,536	$989	$0	$125,214
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	3,704	0	0	3,704
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	0	5,989	34,265	33,091	19,344	35,240	989	0	128,918
Gross write-offs	0	0	0	0	0	0	0	0	0

Other
Pass	$10,960	$64,990	$60,399	$42,093	$37,062	$69,751	$736	$0	$285,991
Special Mention	0	0	0	80	49	905	42	0	1,076
Substandard	0	0	101	0	129	341	0	0	571
Nonaccrual	0	0	725	299	0	518	0	0	1,542
Total	10,960	64,990	61,225	42,472	37,240	71,515	778	0	289,180
Gross write-offs	0	0	(62)	0	0	0	0	0	(62)

Consumer
Pass	$362	$3,640	$2,927	$1,217	$139	$335	$3,572	$0	$12,192
Special Mention	0	0	0	0	0	0	0	0	0
Substandard	0	1	6	0	0	0	0	0	7
Nonaccrual	0	0	0	0	0	0	0	0	0
Total	362	3,641	2,933	1,217	139	335	3,572	0	12,199
Gross write-offs	0	(9)	0	0	0	0	0	0	(9)

Total Loans
Pass	$52,791	$254,218	$407,894	$296,697	$149,311	$367,612	$156,004	$0	$1,684,527
Special Mention	0	2,619	3,318	225	9,970	4,594	633	0	21,359
Substandard	0	238	1,693	4,916	3,278	11,959	4,323	0	26,407
Nonaccrual	71	0	759	557	779	2,496	2,314	0	6,976
Total	52,862	257,075	413,664	302,395	163,338	386,661	163,274	0	1,739,269

Total Gross Charge-Offs	$0	$(17)	$(74)	$0	$0	$(11)	$(102)	$0	$(204)

The following table summarizes designated internal risk rating categories by portfolio segment, by origination year, in the period ended December 31, 2023. It does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

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

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by class segment at March 31, 2024 and December 31, 2023.

			≥ 90 Days		Total Past
	30-59 Days	60-89 Days	Past Due		Due and
(dollars in thousands)	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Current	Total Loans
March 31, 2024
Commercial loans	$0	$0	$0	$3,160	$3,160	$167,159	$170,319
Commercial real estate:
Construction	0	0	0	35	35	181,072	181,107
Owner occupied	1,349	0	0	1,346	2,695	350,438	353,133
Non-owner occupied	0	0	0	155	155	472,405	472,560
Residential real estate:
Construction	331	0	0	264	595	27,644	28,239
Revolving	151	15	0	474	640	102,974	103,614
Multi family	0	0	0	0	0	128,918	128,918
Other	1,681	0	0	1,542	3,223	285,957	289,180
Consumer	0	3	0	0	3	12,196	12,199
Total	$3,512	$18	$0	$6,976	$10,506	$1,728,763	$1,739,269

December 31, 2023
Commercial loans	$307	$12	$0	$1,513	$1,832	$152,357	$154,189
Commercial real estate:
Construction	0	0	0	38	38	178,718	178,756
Owner occupied	348	0	0	463	811	354,425	355,236
Non-owner occupied	346	0	0	205	551	454,620	455,171
Residential real estate:
Construction	0	0	0	0	0	27,383	27,383
Revolving	304	26	0	439	769	107,199	107,968
Multi family	0	0	0	0	0	130,666	130,666
Other	911	0	0	951	1,862	281,525	283,387
Consumer	17	0	0	0	17	12,835	12,852
Total	$2,233	$38	$0	$3,609	$5,880	$1,699,728	$1,705,608

Collateral Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, lodging, agriculture land, and vacant land. At March 31, 2024 collateral dependent loans totaled $6,976,000 compared to $3,609,000 at December 31, 2023.

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

The following table presents the amortized costs basis of loans at March 31, 2024 and March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, by segment and type of modification. The percentage of the amortized costs basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loan is also presented below:

	Interest Rate	Term	Payment
(dollars in thousands)	Reduction	Extension	Delay	Total Loan Class
March 31, 2024
Commercial loans	$0	$0	$150	0.09%
Commercial real estate:
Construction	0	6,542	0	3.61
Total	$0	$6,542	$150	0.38%

March 31, 2023
Commercial loans	$2,145	$2,586	$0	$2.57%
Commercial real estate:
Owner occupied	0	1,961	0	0.58
Total	$2,145	$4,547	$0	$0.41%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and March 31, 2023:

	Weighted-Average	Weighted-Average	Weighted Average	Weighted-Average
	Interest Rate	Interest Rate	Term Extension	Payment Delay
(dollars in thousands)	Reduction	Reduction Range	(months)	(months)
March 31, 2024
Commercial loans	0%	0%	0	2
Commercial real estate:
Construction	0	0	12	0

March 31, 2023
Commercial loans	3.15%	3.15 - 3.15%	7	0
Commercial real estate:
Owner occupied	0	0	4	0

The Corporation has committed to lend additional amounts totaling $3,400,000 to the borrowers included in the previous table for period ended March 31, 2024 compared to $23,000 commitments to lend for the period ended March 31, 2023.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of the loans that have been modified in the three months ended March 31, 2024 and March 31, 2023 were past due or had a payment default within the last twelve months.

Note 5—Deposits

The composition of deposits as of March 31, 2024 and December 31, 2023 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $128,000 at March 31, 2024, compared to $163,000 at December 31, 2023.

	March 31,	December 31,
(dollars in thousands)	2024	2023
Noninterest bearing demand	$365,358	$379,288
Interest bearing demand	266,572	266,747
Money market	660,756	644,235
Savings	130,679	131,077
Time deposits less than $100	249,758	233,666
Time deposits $100 to $250	159,824	147,622
Time deposits $250 or more	82,116	70,707
Total deposits	$1,915,063	$1,873,342

Note 6—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2024, the balance of securities sold under agreements to repurchase was $4,272,000 compared to $10,799,000 at December 31, 2023. At March 31, 2024 other short-term borrowings was $26,042,000 compared to $45,742,000 at December 31, 2023. Short-term borrowings at March 31, 2024 and December 31, 2023 consisted of FHLB Open Repo Line of Credit advances at a variable rate. The rate at March 31, 2024 was 5.67 percent compared to 5.68 percent at December 31, 2023.

The following table presents a summary of long-term debt as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
(dollars in thousands)	2024	2023
Junior subordinated debt
Due 2034, 7.61%, floating rate based on 3 month
SOFR plus 2.02%, callable quarterly	$3,093	$3,093
Due 2036, 7.12% floating rate based on 3 month
SOFR plus 1.54%, callable quarterly	7,217	7,217
Lease obligations included in long-term debt:
Finance lease liabilities	1,203	1,210
Total long term debt and junior subordinated debt	$11,513	$11,520
Subordinated notes
Due 2030, 4.50% fixed rate, callable on or after December 2025	30,865	30,845
Total long-term debt	$42,378	$42,365

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Operating lease cost	$174	$174

Finance lease cost:
Amortization of right-of-use assets	$12	$12
Interest on lease liability	11	11
Total finance lease cost	$23	$23

Total lease cost	$197	$197

Supplemental cash flow information related to leases was as follows:

	Three months ended
	March 31,
	2024	2023
Operating cash flows from operating leases	$179	$179
Operating cash flows from financing leases	11	11
Financing cash flows from financing leases	8	8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0	0
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Assets:
Operating leases right-of-use assets	$2,591	$2,746
Finance leases assets	935	947
Total lease assets	$3,526	$3,693

Liabilities:
Operating	$2,687	$2,848
Financing	1,203	1,210
Total lease liabilities	$3,890	$4,058

Weighted Average Remaining Lease Term (years)
Operating leases	6.2	6.3
Finance leases	19.9	20.2

Weighted Average Discount Rate
Operating leases	2.37%	2.38%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands:)	March 31, 2024
Year Ending December 31,	Operating Leases	Finance Leases
2024	$522	$56
2025	494	79
2026	389	80
2027	380	80
2028	351	80
Thereafter	737	1,349
Total lease payments	2,873	1,724
Less imputed interest	(186)	(521)
Total	$2,687	$1,203

(dollars in thousands:)	December 31, 2023
Year Ending December 31,	Operating Leases	Finance Leases
2024	$699	$75
2025	494	79
2026	389	80
2027	380	80
2028	351	80
Thereafter	737	1,348
Total lease payments	3,050	1,742
Less imputed interest	(202)	(532)
Total	$2,848	$1,210

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

Banks are also subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure of a bank to meet capital requirements can cause bank regulators to initiate certain regulatory actions.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of March 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below sets for the Corporation’s and PeoplesBank’s capital positive relative to its respective regulatory capital requirements at March 31, 2024 and December 31, 2023.

					To Be Well Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual (1)		Adequacy Purposes (2) (3)		Provisions (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2024
Capital ratios:
Common equity Tier 1	$231,381	12.85%	$126,071	7.00%	$	n/a	n/a	%
Tier 1 risk based	241,381	13.40	153,086	8.50		n/a	n/a
Total risk based	294,201	16.34	189,106	10.50		n/a	n/a
Leverage	241,381	10.80	89,386	4.00		n/a	n/a

at December 31, 2023
Capital ratios:
Common equity Tier 1	$228,163	12.79%	$124,875	7.00%	$	n/a	n/a	%
Tier 1 risk based	238,163	13.35	151,634	8.50		n/a	n/a
Total risk based	289,514	16.23	187,312	10.50		n/a	n/a
Leverage	238,163	10.75	88,627	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2024
Capital ratios:
Common equity Tier 1	$267,241	14.86%	$125,860	7.00%		$116,870	6.50%
Tier 1 risk based	267,241	14.86	152,829	8.50		143,839	8.00
Total risk based	288,886	16.07	188,789	10.50		179,799	10.00
Leverage	267,241	11.97	89,268	4.00		111,585	5.00

at December 31, 2023
Capital ratios:
Common equity Tier 1	$264,967	14.89%	$124,606	7.00%		$115,705	6.50%
Tier 1 risk based	264,967	14.89	151,307	8.50		142,407	8.00
Total risk based	285,473	16.04	186,909	10.50		178,008	10.00
Leverage	264,967	11.98	88,478	4.00		110,598	5.00

(1) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

(2) The Corporation is currently not subject to the regulatory capital requirements imposed by Basel III on bank holding companies because the Corporation's consolidated assets did not exceed $3.0 billion as of March 31, 2024 and therefore qualified as a small bank holding company.

(3) Ratio includes Capital Conservation Buffer of 2.50%, except Leverage Ratio, for which the Capital Conservation Buffer does not apply.

Note 9—Shareholders’ Equity

Share Repurchase

The Corporation’s Board of Directors approved a Share Repurchase Program (“Program”) in January 2023. Under the approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of the common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for the purpose as and when determined by the Board of Directors including, without limitation pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation plan. There was no activity in the first quarter of 2023 under the program approved in January 2023, which expired by its own terms in December 2023. There was no plan in place in the first quarter of 2024.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $16,621,000 of standby letters of credit outstanding on March 31, 2024, compared to $16,019,000 on December 31, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2024 and December 31, 2023, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2024
Securities available-for-sale:
U.S. Treasury notes	$19,546	$19,546	$0	$0
U.S. agency	12,679	0	12,679	0
U.S. agency mortgage-backed, residential	244,795	0	244,795	0
State and municipal	30,368	0	30,368	0
Corporates	32,107	0	32,107	0
Other assets:
Loan-level interest rate swaps	90	0	90	0

December 31, 2023
Securities available-for-sale:
U.S. Treasury notes	$19,474	$19,474	$0	$0
U.S. agency	12,837	0	12,837	0
U.S. agency mortgage-backed, residential	254,279	0	254,279	0
State and municipal	30,672	0	30,672	0
Corporates	32,505	0	32,505	0
Other assets:
Loan-level interest rate swaps	651	0	651	0

Assets Measured at Fair Value on a Nonrecurring Basis

Individually evaluated loans

Individually evaluated loans are those for which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are generally included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At March 31, 2024, the fair value of individually evaluated loans with a valuation allowance or partial charge-off was $2,439,000, net of valuation allowances of $1,868,000 and charge-offs of $311,000.  At December 31, 2023 the fair value of impaired loans with a valuation allowance or charge-off was $2,526,000, net of valuation allowances of $556,000 and charge-offs of $487,000.

Foreclosed real estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2024 and December 31, 2023, the fair value of foreclosed real estate with a valuation allowance or write-down was $383,000, net of a write-down down of $584,000.

Mortgage servicing rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment by an independent third party on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. Mortgage servicing rights are evaluated periodically for impairment and carried at the lower of amortized cost or fair value. At March 31, 2024 and December 31, 2023, mortgage servicing rights are being carried at amortized cost.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2024
Individually evaluated commercial loans	$1,407	$0	$0	$1,407
Commercial real estate:
Owner Occuppied	701	0	0	701
Individually evaluated residential real estate:
Construction	268	0	0	268
Individually evaluated other	63	0	0	63
Other real estate owned	383	0	0	383

December 31, 2023
Individually evaluated commercial loans	$1,465	$0	$0	$1,465
Commercial real estate:
Owner Occupied	407	0	0	407
Individually evaluated residential real estate:
Individually evaluated revolving	34	0	0	34
Individually evaluated other	65	0	0	65
Other real estate owned	383	0	0	383

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2024
Individually evaluated commercial loans	$223	Appraisal (1)	Appraisal adjustments (2)	12%-49%	44%
Commercial real estate:
Owner Occupied	701	Appraisal (1)	Appraisal adjustments (2)	1%-29%	20%
Individually evaluated residential real estate:
Construction	268	Appraisal (1)	Appraisal adjustments (2)	4%-4%	4%
Individually evaluated other	63	Appraisal (1)	Appraisal adjustments (2)	16%-16%	16%
Individually evaluated commercial loans	1,184	Business asset valuation (3)	Business asset valuation adjustments (4)	50%-100%	65%
Other real estate owned	383	Appraisal (1)	Appraisal adjustments (2)	0%-25%	22%

December 31, 2023
Individually evaluated commercial loans	$944	Appraisal (1)	Appraisal adjustments (2)	9%-12%	10%
Commercial real estate:
Owner Occupied	407	Appraisal (1)	Appraisal adjustments (2)	1%-1%	1%
Individually evaluated residential real estate:
Individually evaluated revolving	34	Business asset valuation (3)	Business asset valuation adjustments (4)	7%-7%	7%
Individually evaluated other	65	Appraisal (1)	Appraisal adjustments (2)	16%-16%	16%
Individually evaluated commercial loans	521	Business asset valuation (3)	Business asset valuation adjustments (4)	20%-50%	50%
Other real estate owned	383	Appraisal (1)	Appraisal adjustments (2)	0%-25%	22%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2024 and December 31, 2023.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2024
Financial assets
Cash and cash equivalents	$26,662	$26,662	$26,662	$0	$0
Securities available-for-sale	339,495	339,495	19,546	319,949	0
Restricted investment in bank stocks	3,186	N/A	N/A	N/A	N/A
Loans held for sale	958	999	0	999	0
Loans, net	1,717,624	1,624,385	0	0	1,624,385
Interest receivable	8,377	8,377	0	1,590	6,787

Financial liabilities
Deposits	$1,915,063	$1,910,922	$0	$1,910,922	$0
Short-term borrowings	30,314	30,314	0	30,314	0
Long-term debt and junior subordinated debt (1)	10,310	10,091	0	0	10,091
Subordinated notes	30,865	29,272	0	29,272	0
Interest payable	1,935	1,935	0	1,935	0
Off-balance sheet instruments	0	0	0	0	0

December 31, 2023
Financial assets
Cash and cash equivalents	$33,691	$33,691	$33,691	$0	$0
Securities available-for-sale	349,767	349,767	19,474	330,293	0
Restricted investment in bank stocks	3,146	N/A	N/A	N/A	N/A
Loans held for sale	822	873	0	873	0
Loans, net	1,685,102	1,592,135	0	0	1,592,135
Interest receivable	7,997	7,997	0	1,202	6,795

Financial liabilities
Deposits	$1,873,342	$1,868,931	$0	$1,868,931	$0
Short-term borrowings	56,541	56,541	0	56,541	0
Long-term debt and junior subordinated debt (1)	10,310	10,307	0	0	10,307
Subordinated notes	30,845	29,342	0	29,342	0
Interest payable	1,301	1,301	0	1,301	0
Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
March 31, 2024
Repurchase Agreements	$4,272	$0	$4,272	$(13,333)	$0	$0	$(9,061)

December 31, 2023
Repurchase Agreements	$10,799	$0	$10,799	$(13,873)	$0	$0	$(3,074)

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

The fair value and notional amount related to loan-level interest rate swaps are presented below:

	March 31, 2024		December 31, 2023
	Notional	Asset (Liability)	Notional	Asset (Liability)
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap with Customers
Positive Fair Values	$39,597	$90	$37,684	$651
Interest Rate Swaps with Counterparties
Negative Fair Values	$39,597	$(90)	$37,684	$(651)

The gross amounts of loan-level interest rate swaps, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(dollars in thousands)	March 31, 2024	December 31, 2023
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$90	$651
Gross amounts offset	90	651
Net amounts presented in the Consolidated Balance Sheets	$0	$0

Gross amounts not offset:
Cash Collateral	$0	$0
Net amounts	$0	$0

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

Agreement and Plan of Merger with Orrstown Financial Services, Inc.

On December 12, 2023, Codorus Valley Bancorp, Inc. and Orrstown Financial Services, Inc., a Pennsylvania corporation (“Orrstown”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Codorus Valley Bancorp, Inc. will be merged with and into Orrstown, with Orrstown as the surviving corporation (the “Merger”). Promptly following the Merger, PeoplesBank will be merged with and into Orrstown Bank, a Pennsylvania chartered bank,, which is the wholly-owned subsidiary of Orrstown, with Orrstown Bank as the surviving bank (the “Bank Merger”). The Merger and the Bank Merger are collectively referred to as the “pending Merger.”

The pending Merger has been approved by the board of directors of Codorus Valley Bancorp, Inc. and Orrstown and is expected to close in the third quarter of 2024, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approvals from Orrstown and Codorus Valley shareholders. Upon completion of the pending Merger, Orrstown shareholders are expected to own approximately 56% of the outstanding shares of the combined company and Codorus Valley shareholders are expected to own approximately 44% of the outstanding shares of the combined company. A copy of the Merger Agreement is included as Exhibit 2.1 to the Current Report on Form 8-K filed by Codorus Valley Bancorp, Inc. with the Securities and Exchange Commission on December 12, 2023.

Cautionary Note Regarding Forward-looking Statements

Management of the Corporation may have made forward-looking statements in this Form 10-Q. Forward-looking statements may include information concerning the financial condition, results of operations and business of the Corporation and its subsidiaries and include, but are not limited to, statements regarding expectations or predictions of future financial or business performance or conditions relating to the Corporation and its operations. These forward-looking statements may include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control). Forward-looking statements may also include, but are not limited to, discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, goals, expectations or consequences, and statements about future performance, expenses, operations, or products and services of the Corporation and its subsidiaries. Forward-looking statements can usually be identified by the use of words such as “may,” “should,” “could,” “will,” “could,” “believes,” “plans,” “expects,” “estimates,” “forecasts,” “intends,” “anticipates,” “projects,” “strives to,” “seeks,” “intends” or similar words or expressions.

Forward-looking statements are not historical facts, nor should they be relied upon as providing assurance of future performance. Forward-looking statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation’s business, including its pending Merger with Orrstown, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control. Note that the following factors, among others, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in forward-looking statements:

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

•the Corporation’s ability to attract and retain key personnel, especially in light of the pending Merger with Orrstown;

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

•changes in government regulation and supervision and the potential for negative consequences resulting from regulatory examinations, investigations and violations, in particular, the effect that such occurrences could have on the pending Merger with Orrstown;

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

•delays in completing the pending Merger;

•the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the pending Merger) or shareholder approvals;

•the failure to satisfy any of the other conditions to the pending Merger on a timely basis or at all, including the ability of the Corporation or Orrstown to meet expectations regarding the timing, completion and accounting and tax treatments of the pending Merger;

•the possibility that the anticipated benefits of the pending Merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Corporation and Orrstown do business;

•the possibility that the pending Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;

•the possibility that revenues following the pending Merger may be lower than expected; the impact of certain restrictions during the pendency of the pending Merger on the parties’ ability to pursue certain business opportunities and strategic transactions;

•diversion of management’s attention from ongoing business operations and opportunities;

•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or the completion of the pending Merger;

•the ability to complete the pending Merger and integration of the Corporation and Orrstown successfully;

•the dilution caused by Orrstown’s issuance of additional shares of its capital stock in connection with the pending Merger; and

•the potential impact of general economic, political or market factors on the companies or the pending Merger and other factors that may affect future results of the Corporation or Orrstown.

For a discussion of other risks and uncertainties that could affect the Corporation, please refer to the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K and 10-K/A for the year-ended December 31, 2023, and in its current and periodic reports that are, or will be, filed with the Securities and Exchange Commission (“SEC”) and available on the SEC’s website at www.sec.gov or in the Investor Relations section of the Corporation’s website at www.peoplesbanknet.com. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statement to reflect new information, events occurring after the date of this Form 10-Q or otherwise.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for credit losses which requires management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which were fully described in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2023.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

The schedule below presents selected performance metrics for the first quarter of both 2024 and 2023.

	Three months ended
	March 31,
	2024	2023
Basic earnings per share	$0.44	$0.73
Diluted earnings per share	$0.44	$0.73
Cash dividend payout ratio	38.53%	21.93%
Return on average assets	0.77%	1.29%
Return on average equity	8.48%	15.45%
Net interest margin (tax equivalent basis)	3.34%	4.00%
Net overhead ratio	2.19%	1.93%
Efficiency ratio	73.91%	59.05%
Average equity to average assets	9.10%	8.38%

The Corporation’s net income (earnings) was $4,255,000 for the quarter ended March 31, 2024, as compared to $6,992,000 for the quarter ended March 31, 2023, a decrease of $2,737,000 or 39 percent.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2024 was $17,642,000, a decrease of $2,913,000 or 14 percent compared to net interest income of $20,555,000 for the first quarter 2023.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.34 percent for the first quarter 2024 compared to 4.00 percent for the first quarter 2023. The net interest margin contraction was primarily the result of higher rates on interest bearing demand deposits and time deposits, partially offset by higher rates on commercial loans.

Total interest income for the first quarter 2024 totaled $29,844,000, an increase of $3,551,000 or 14 percent above the amount of total interest income for the first quarter 2023. The change was primarily a result of higher rates on commercial loans.

Interest and dividend income on investments increased $259,000 or 10 percent in the first quarter 2024 compared to the same period in 2023. The average balance of the investment securities portfolio decreased $1,032,000 or less than 1 percent when comparing the first quarter 2024 to the same period in 2023. The tax-equivalent yield on investments for the first quarter 2024 was 2.93 percent or 25 basis points higher than the 2.68 percent realized in the first quarter 2023. The average balance of interest bearing deposits with banks decreased $49,161,000 or 82 percent in the first quarter 2024 compared to the first quarter 2023. The yield on the interest bearing deposits with banks increased 102 basis points when comparing the first quarter 2024 to the same period in 2023.

Interest income on loans increased $3,821,000 or 17 percent in the first quarter 2024 compared to the same period in 2023. The average balance of outstanding loans, primarily commercial loans, increased $93,184,000 or 6 percent comparing the first quarter 2024 to the same period in 2023. Higher rates on commercial loans was the primary driver of the increase in interest income on loans. The tax-equivalent yield on loans for the first quarter 2024 was 6.26 percent or 54 basis points higher than the 5.72 percent experienced in the first quarter 2023.

Total interest expense for the first quarter 2024 was $12,202,000, an increase of $6,464,000 or 113 percent as compared to total interest expense of $5,738,000 for the first quarter 2023. The change was primarily the result of the higher cost of interest bearing demand and time deposits.

Interest expense on deposits increased $5,601,000 or 109 percent in the first quarter 2024 compared to the same period in 2023. The average rate paid on interest bearing deposits was 2.86 percent in the first quarter 2024 or 143 basis points higher than the average rate paid of 1.43 percent in the first quarter 2023. The average balance of interest bearing deposits for the first quarter 2024 increased by $55,553,000 or 4 percent compared to the first quarter 2023. Also, noninterest-bearing deposits decreased, with the average volume for the first quarter 2024 decreasing 19 percent to $361,215,000 as compared to $444,416,000 for the first quarter 2023.

For the first quarter 2024 interest expense on all borrowings increased $863,000 or 144 percent compared to the first quarter 2023. Short-term borrowings consisting of repurchase agreements and other short-term borrowings, which includes borrowings from the Federal Home Loan Bank of Pittsburgh (FHLBP) Open Repo Line of Credit averaged $68,001,000 for the first quarter 2024, compared to an average balance of $12,894,000 for the first quarter 2023. The rate on average short-term borrowings for the first quarter 2024 was 5.19 percent, an increase as compared to a rate of 1.20 percent for the first quarter 2023. Long-term debt, which includes junior subordinated trust preferred securities, finance leases and long-term FHLBP borrowings, averaged $14,270,000 for the first quarter 2024 and $14,690,000 for the first quarter 2023. For the first quarter 2024, the rate on average long-term debt was 6.12 percent, an increase of 75 basis points as compared to a rate of 5.37 percent for the first quarter 2023. Subordinated notes, issued in December 2020 by the Corporation, averaged $30,858,000 for the first quarter 2024 and $30,777,000 for the first quarter 2023.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2024			2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$11,125	$155	5.62%	$60,286	$684	4.60%
Investment securities:
Taxable	369,223	2,725	2.97	369,154	2,474	2.72
Tax-exempt	22,436	131	2.35	23,537	125	2.15
Total investment securities	391,659	2,856	2.93	392,691	2,599	2.68

Loans:
Taxable (1)	1,707,857	26,687	6.28	1,613,154	22,860	5.75
Tax-exempt	21,078	207	3.95	22,597	217	3.89
Total loans	1,728,935	26,894	6.26	1,635,751	23,077	5.72
Total earning assets	2,131,719	29,905	5.64	2,088,728	26,360	5.12
Other assets (2)	73,213			71,428
Total assets	$2,204,932			$2,160,156
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$909,735	$5,987	2.65%	$902,917	$3,461	1.55%
Savings	131,143	10	0.03	160,062	12	0.03
Time	471,386	4,741	4.05	393,732	1,664	1.71
Total interest bearing deposits	1,512,264	10,738	2.86	1,456,711	5,137	1.43
Short-term borrowings	68,001	878	5.19	12,894	38	1.20
Long-term debt and junior subordinated debt	14,270	217	6.12	14,690	194	5.37
Subordinated notes	30,858	369	4.81	30,777	369	4.86
Total interest bearing liabilities	1,625,393	12,202	3.02	1,515,072	5,738	1.54

Noninterest bearing deposits	361,215			444,416
Other liabilities	17,586			18,250
Shareholders' equity	200,738			182,418

Total liabilities and
shareholders' equity	$2,204,932			$2,160,156
Net interest income (tax equivalent basis)		$17,703			$20,622
Net interest margin (3)			3.34%			4.00%
Tax equivalent adjustment		(61)			(67)
Net interest income		$17,642			$20,555

(1)Average balance includes average nonaccrual loans of $3,936,000 for 2024 and $9,962,000 for 2023.

Interest includes net loan fees of $646,000 for 2024 and $641,000 for 2023.

(2)Average balance includes average bank owned life insurance and foreclosed real estate.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2024 vs. 2023
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(558)	$29	$(529)
Investment securities:
Taxable	9	242	251
Tax-exempt	(6)	12	6
Loans:
Taxable	796	3,031	3,827
Tax-exempt	(14)	4	(10)
Total interest income	227	3,318	3,545
Interest Expense
Deposits:
Interest bearing demand	176	2,350	2,526
Savings	(2)	0	(2)
Time	343	2,734	3,077
Short-term borrowings	727	113	840
Long-term debt and junior subordinated debt	(3)	26	23
Subordinated notes	1	(1)	0
Total interest expense	1,242	5,222	6,464
Net interest income (tax equivalent basis)	$(1,015)	$(1,904)	$(2,919)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Credit Losses

The provision for credit losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for credit losses. Total provision for credit losses, including off-balance sheet exposures, for the first quarter 2024 was a provision of $116,000. Recoveries on previously charged-off loans attributed $452,000 and other impacts, primarily increases in quantitative reserves, attributed $1,282,000 to the change in provision for the quarter. These were offset by attributions related to charge-offs of $204,000 and attributions associated with changes in qualitative reserves related to economic conditions of $391,000, resulting in a net change in provision in the first quarter 2024 of $1,139,000. The allowance as a percentage of total loans was 1.24 percent at March 31, 2024, as compared to 1.20 percent at December 31, 2023 and 1.31 percent at March 31, 2023.

More information about the allowance for credit losses can be found in this report under the caption Allowance for Credit Losses on page 47.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter 2024, compared to the first quarter 2023.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%

Trust and investment services fees	$1,421	$1,202	$219	18%
Income from mutual fund, annuity and insurance sales	314	369	(55)	(15)
Service charges on deposit accounts	1,455	1,485	(30)	(2)
Income from bank owned life insurance	414	322	92	29
Other income	467	862	(395)	(46)
Gain on sales of loans held for sale	105	10	95	*nm
Gain on sales of assets held for sale	0	118	(118)	(100)
Loss on sales of securities	0	(388)	388	100
Total noninterest income	$4,176	$3,980	$196	5%

*nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees – The $219,000 or 18 percent increase in trust and investment services fees is primarily due to new business as well as higher estate fee income than in the prior period.

Income from mutual fund, annuity and insurance sales —The $55,000 or 15 percent decrease in income from mutual fund, annuity and insurance sales is primarily due to a slowdown in referral volume compared to the prior period.

Income from bank owned life insurance—The $92,000 or 29 percent increase in income from bank owned life insurance is due to an additional bank owned life insurance asset of $5,000,000 purchased in the fourth quarter of 2023 and increasing rates in the historic portfolio.

Other income – The $395,000 or 46 percent decrease in other income is primarily due to a decrease in fees earned on swap transactions.

Gain on sales of assets held for sale—The $118,000 or 100 percent change in gain on sales of assets held for sale was due to the gain related to the sale of the former Gardenville branch real estate in the first quarter of 2023.

Loss on sales of securities - The $388,000 or 100 percent change in the loss on sales of securities is the result of selling securities in the first quarter of 2023.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter 2024, compared to the first quarter 2023.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	$	%

Personnel	$9,879	$9,042	$837	9%
Occupancy of premises, net	894	978	(84)	(9)
Furniture and equipment	828	838	(10)	(1)
Professional and legal	283	467	(184)	(39)
Marketing	312	276	36	13
FDIC insurance	246	250	(4)	(2)
Debit card processing	470	478	(8)	(2)
External data processing	1,111	1,010	101	10
Committee & director fees	320	358	(38)	(11)
PA shares tax	363	343	20	6
Merger related	118	0	118	100
Impaired (recovery of) loan carrying costs	74	(98)	172	176
Other	1,363	869	494	57
Total noninterest expense	$16,261	$14,811	$1,450	10%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel – The $837,000 or 9 percent increase in personnel expense is attributed to higher variable compensation accruals and stock compensation expense in the first quarter 2024.

Professional and legal—The $184,000 or 39 percent decrease in professional and legal expense is attributed to lower legal fees associated with corporate matters and lower external audit fees related to CECL implementation.

Merger related – The $118,000 or 100 percent increase in merger related expenses is associated with the merger announced in December 2023.

Impaired (recovery of) loan carrying costs—The $172,000 or 176 percent increase in impaired loan carrying costs is attributed to the recovery of costs in the prior period.

Other—The $494,000 or 57 percent increase in other expense is primarily due to a reversal of expense associated with a corporate matter in the prior period.

Provision for Income Taxes

The provision for income taxes for the first quarter 2024 was $1,186,000 a decrease of $808,000 or 41 percent as compared to the first quarter 2023. The decrease was attributed to lower pre-tax net income for the first quarter 2024 compared to the first quarter 2023. The effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was 21.8 percent and 22.2 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On March 31, 2024, interest bearing deposits with banks totaled $11,128,000, an increase of $246,000 or 2 percent, compared to the level at year-end 2023. The increase is primarily due to an increase in deposits, partially offset by an increase in loans.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2024, the fair value of investment securities available-for-sale totaled $339,495,000, which represented a decrease of $10,272,000 as compared to the fair value of investment securities at year-end 2023. Purchases of securities did not exceed the cash flows from principal reductions and maturities during the first three months of 2024.

Restricted Investments in Bank Stock, at Cost

On March 31, 2024, restricted investments in bank stock, at cost, was $3,186,000, which was $40,000 or 1 percent higher than the level at year-end 2023. This was attributable to short-term borrowings of $26,042,000 with FHLBP, which requires a corresponding membership stock purchase.

Loans Held For Sale

On March 31, 2024, loans held for sale totaled $958,000, which was $136,000 or 17 percent higher than the level at year-end 2023. This was primarily attributable to SBA loans held for sale at the end of the period.

Loans Held For Investment

On March 31, 2024, total loans, net of deferred fees, were $1.74 billion, which was $33,661,000 or 2 percent higher than the level at year-end 2023. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans and Allowance for Credit Losses.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2024, deposits totaled $1.92 billion, which reflected a $41,721,000 or 2 percent increase compared to the level at year-end 2023. Noninterest bearing deposits decreased by $13,930,000 or 4 percent, more than offset by a $55,651,000 increase in interest bearing deposits, primarily money market accounts and time deposits. The Corporation maintains a well-diversified deposit base and has a comparatively low level of uninsured deposits. At March 31, 2024, 84% of the Bank’s deposits were estimated to be FDIC-insured, and an additional 7% of deposits were fully collateralized. The composition of the Corporation’s total deposit portfolio is provided in Note 5—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $30,314,000 at March 31, 2024, which reflected a $26,227,000 or 46 percent decrease compared to the level at year-end 2023. At March 31, 2024, the balance of other short-term borrowings was $26,042,000 compared to $45,742,000 at December 31, 2023, which consisted of FHLBP Open Repo line of credit advances.

Long-term Debt and Subordinated Debentures

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2024, long-term debt, including subordinated debentures totaled $42,378,000 compared to $42,365,000 at year-end 2023. A listing of outstanding long-term debt obligations is provided in Note 6—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $200,994,000 on March 31, 2024, an increase of $1,389,000 or 1 percent compared to the level at year-end 2023. The increase was primarily attributable to net income of $4,255,000, partially offset by dividends paid of $1,639,000 for the three months ended March 31, 2024 and the accumulated other comprehensive loss of $1,829,000.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.17 per share on April 9, 2024, payable on May 14, 2024, to shareholders of record at the close of business on May 7, 2024. The cash dividend follows a quarterly cash dividend of $0.17 per share distributed in February 2024.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2024 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that PeoplesBank is well capitalized on March 31, 2024 and had no regulatory dividend restrictions (see Note 8—Regulatory Matters to the financial statements).

RISK MANAGEMENT

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2023, provides a more detailed overview of the Corporation’s credit risk management process.

Management regularly analyzes the commercial real estate portfolio, which includes the review of occupancy, cash flows, expenses and expiring leases, as well as the location of the real estate. At March 31, 2024, the Corporation has $134,800,000 outstanding loan balances related to office space compared to $132,500,000 at December 31, 2023. Management believes that the office space portfolio is well-diversified and includes only limited exposure to properties located in major metro markets.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at March 31, 2024 was $7,384,000, which increased by $3,392,000 or 85 percent when compared to year-end 2023. The increase was primarily attributed to the new loans being placed on nonaccrual status during the quarter.

The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers. Nonperforming assets are monitored and managed for collection of these accounts. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are employed to maximize recovery. A special assets committee meets regularly, at a minimum quarterly, to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for individually evaluated commercial related loans, an individual loss allowance is established for the difference. Further provisions for credit losses may be required for nonaccrual loans as additional information becomes available or conditions change. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2024 compared to December 31, 2023.

Table 5 – Nonperforming assets

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans:
Commercial loans	$3,160	1,513
Commercial real estate:
Construction	35	38
Owner occupied	1,346	463
Non-owner occupied	155	205
Residential real estate:
Construction	264	0
Revolving	474	439
Other	1,542	951
Total nonaccrual loans	$6,976	$3,609

Other Real Estate Owned	$408	$383
Total Nonperforming assets	$7,384	$3,992

Individually evaluated loans without a valuation allowance	$3,233	$2,146
Individually evaluated loans with a valuation allowance	3,743	1,463
Total individually evaluated loans	$6,976	$3,609
Valuation allowance related to individually evaluated loans	$1,868	$556

Nonperforming loans as a % of total loans	0.40%	0.21%
Nonperforming assets to total loans and foreclosed real estate	0.42%	0.23%
Nonperforming assets as a % of total period-end assets	0.33%	0.18%
ACL as a % of nonperforming loans	310.29%	568.28%
ACL as a % of nonperforming assets	293.13%	513.72%
ACL as a % of total loans	1.24%	1.20%

Nonaccrual loans as a % of applicable portfolio:
Commercial loans	1.86%	0.98%
Commercial real estate:
Construction	0.02%	0.02%
Owner occupied	0.38%	0.13%
Non-owner occupied	0.03%	0.05%
Residential real estate:
Construction	0.93%	0.00%
Revolving	0.46%	0.41%
Other	0.53%	0.34%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2024, the nonperforming loan portfolio balance totaled $6,976,000, compared to $3,609,000 at year-end 2023. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. Foreclosed real estate was $408,000 as of March 31, 2024 and $383,000 as of December 31, 2023. A new property totaling $25,000 was included during the three month period ended March 31, 2024.

Allowance for Credit Losses (ACL)

The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for credit losses. The Corporation records a provision for credit losses in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses.

The ACL on loans was $21,645,000 as of March 31, 2024 and $20,506,000 as of December 31, 2023. As a percentage of period-end loans, the ACL was 1.24 percent as of March 31, 2024 and 1.20 percent as of December 31, 2023.

The ACL as a percentage of nonperforming loans was 310.29 percent as of March 31, 2024 and 568.28 percent as of December 31, 2023. The ACL as a percentage of nonperforming assets was 293.13 percent as of March 31, 2024 and 513.72 percent as of December 31, 2023.

The ACL on unfunded commitments was $1,503,000 as of March 31, 2024 and $2,278,000 as of December 31, 2023. The Corporation recorded a recovery of $775,000 for credit losses on unfunded commitments for the three months ended March 31, 2024, compared to a provision of $246,000 in the prior year.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2024, we believe that liquidity was adequate based upon the availability of unpledged available-for-sale securities with a fair value totaling approximately $135,476,000. Available credit from the Federal Home Loan Bank of Pittsburgh totals approximately $736,633,000. The Corporation’s loan-to-deposit ratio was 90.8 percent as of March 31, 2024, 91.0 percent as of December 31, 2023 and 87.2 percent as of March 31, 2023.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2024, totaled $622,135,000 and consisted of $556,421,000 in unfunded commitments under existing loan facilities, $49,093,000 to grant new loans and $16,621,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

In addition, simulation of net interest income on a look-forward basis is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the impact of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A "shock" is a simulated immediate upward or downward movement of interest rates. Shock scenarios do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward twelve-month period. The results at March 31, 2024 and December 31, 2023 reflect the impact of the FOMC’s interest rates in effect at the end of each period. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; therefore the results may not reflect actions that management may take in the normal course or strategy of business that would impact results. The Corporation simulates the application of these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points.

The following table summarizes the simulated impact of interest rate shocks on net interest income as of March 31, 2024 and December 31, 2023, and the Corporation’s policy limits at each level. All scenarios simulated were within policy limits as of March 31, 2024 and December 31, 2023.

Net Interest Income
	% Change in Net Interest Income
Change in Market Interest Rates (basis points)	March 31, 2024	December 31, 2023	% Change Policy Limit
(400)	(7.8)%	(8.1)%	(35.0)%
(300)	(5.0)%	(5.2)%	(25.0)%
(200)	(2.2)%	(2.3)%	(15.0)%
(100)	(0.5)%	(0.4)%	(7.5)%
100	(1.3)%	(1.6)%	(7.5)%
200	(3.0)%	(3.6)%	(15.0)%
300	(4.0)%	(4.9)%	(25.0)%
400	(5.1)%	(6.3)%	(35.0)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of March 31, 2024, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of Codorus Valley Bancorp, Inc. adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)
3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2024)
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
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2024, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

May 6, 2024	/s/ Craig L. Kauffman
Date	Craig L. Kauffman,
President
and Chief Executive Officer (Principal Executive Officer)

May 6, 2024	/s/ Larry D. Pickett
Date	Larry D. Pickett
Treasurer
(Principal Financial and Accounting Officer)